Form 10QSB
period 1997-09-30
NEVSTAR GAMING CORP
filed 1997-11-13
CIK 1006384

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

|X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1997


[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________

Commission file number      0-21071
                       ---------------------------------------------------------

                   NevStar Gaming & Entertainment Corporation
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Nevada                                   88-0309578
   ----------------------------------                ----------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation of Organization)                   Identification No.)

                  3175 West Post Road, Las Vegas, Nevada 89118
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 269-1325
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]    No   [X]

The number of shares outstanding of issuer's Common Stock was 3,417,941 as of November 5, 1997.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]    No   [X]

                   NEVSTAR GAMING & ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                                TABLE OF CONTENTS



                                                                                   Page No.
                                                                                   --------
PART I         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

               Balance Sheet                                                            3

               Statements of Operations                                                 4

               Statements of Cash Flows                                                 5

               Notes to Financial Statements                                            6

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS               9

PART II        OTHER INFORMATION                                                       13

                   NEVSTAR GAMING & ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                     PART I

ITEM 1



BALANCE SHEET
(UNAUDITED)


                                                                              September 30, 1997
                                                                              ------------------
ASSETS
Cash and Cash Equivalents                                                        $  6,446,446
Land and construction in process                                                   10,082,068
Prepaid expenses and other assets                                                     376,999
                                                                                 ------------
                                                                                 $ 16,905,513
                                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable                                                                 $    696,921
Accrued expenses, including accrued salaries and other amounts
   due to officers of $257,670                                                        376,817
Notes payable                                                                       7,720,853
                                                                                 ------------
                                                                                 $  8,794,591
                                                                                 ============
Commitments
Stockholders' Equity
Series A Convertible Non-Voting Preferred stock, $.01 par value,
    issued and outstanding 115,000 shares                                        $      1,150
Common stock $.01 par value; issued and outstanding 3,402,192 shares                   34,022
Additional paid-in capital                                                         16,257,044
Deficit accumulated during the development stage                                   (8,181,294)
                                                                                 ------------
                                                                                 $  8,110,922
                                                                                 ------------
                                                                                 $ 16,905,513
                                                                                 ============


The accompanying notes are an integral part of these statements.

                   NEVSTAR GAMING & ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                      THREE MONTHS                     NINE MONTHS            INCEPTION
                                                   ENDED SEPTEMBER 30              ENDED SEPTEMBER 30     (DECEMBER 2, 1993)
                                              ---------------------------     ---------------------------        TO
                                                 1997             1996            1997            1996    SEPTEMBER 30, 1997
----------------------------------------------------------------------------------------------------------------------------
Expenses:
Compensation and related payroll costs        $    148,74     $    65,002     $   308,419     $   200,571     $ 1,700,875
Depreciation and amortization                      65,413         129,556         258,028         251,814         707,036
Rent                                               11,137          24,787          32,512          73,982         187,649
Interest                                          324,109         253,398         910,408         253,398       1,477,484
Offering Costs                                          0         975,248               0         975,248         975,248
Original issue discount amortization               80,765               0         308,400          97,000         550,900
Outside consulting                                370,087          11,332         394,993          39,032         979,271
Other                                             303,447          24,500         938,958         179,101       1,665,064
                                              -----------     -----------     -----------     -----------     -----------
Total costs and expenses                        1,303,700       1,483,823       3,151,718       2,070,146       8,243,527
                                              -----------     -----------     -----------     -----------     -----------
Interest income                                     2,829             610           3,829           2,085          62,233
                                              -----------     -----------     -----------     -----------     -----------
NET LOSS                                      $(1,300,871)    $(1,483,213)    $(3,147,889)    $(2,068,061)    $(8,181,294)
                                              ===========     ===========     ===========     ===========     ===========
Net loss per common share                     $     (0.46)    $     (0.73)    $     (1.40)    $     (1.02)
                                              ===========     ===========     ===========     ===========
Weighted average common shares outstanding      2,848,166       2,029,858       2,253,502       2,029,858
                                              ===========     ===========     ===========     ===========




The accompanying notes are an integral part of these statements.

                   NEVSTAR GAMING & ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                               NINE MONTHS             INCEPTION
                                                            ENDED SEPTEMBER 30      (DECEMBER 2, 1993)
                                                     -----------------------------           TO
                                                         1997             1996      SEPTEMBER 30, 1997
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net (loss)                                           $ (3,147,889)    $ (2,068,061)    $ (8,181,294)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
Expense recorded for stock warrants and options           398,400                0        1,729,120
Amortization of original issue discount                   308,400           97,000          550,900
Loss on investment                                              0                0           34,200
Depreciation and amortization                             258,028          251,814          707,036
Extension fee on notes payable                            475,000                0          475,000
Change in assets and liabilities:
(Increase) decrease in prepaid expenses
   and other assets                                      (146,553)         100,465         (604,648)
Increase in accounts payable and accrued expenses         909,240          766,382        2,307,558
                                                     ------------     ------------     ------------
Net cash (used in) operating activities                  (945,374)        (852,400)      (2,982,128)
                                                     ------------     ------------     ------------
Cash Flows from Investing Activities
Construction costs incurred                              (275,392)      (1,559,991)      (5,127,411)
Purchase of investment                                          0                0          (34,200)
                                                     ------------     ------------     ------------
Net cash (used in) investing activities                  (275,392)      (1,559,991)      (5,161,611)
                                                     ------------     ------------     ------------
Cash Flows from Financing Activities
Proceeds allocated to warrants and original
   issue discount                                    $    308,400     $          0     $    550,900
Proceeds allocated to convertible notes
   and bridge financing                                 1,091,600                0        2,053,663
Proceeds from notes payable                                59,053        4,892,437        5,465,490
Principal payments on notes payable                    (1,400,000)      (2,427,000)      (6,042,000)
Proceeds from preferred stock offering                          0                0        4,977,772
Proceeds from common stock issued, net
   of offering costs                                    7,886,060                0        7,918,560
Payment of construction costs incurred
   on account                                            (280,997)         (53,203)        (334,200)
                                                     ------------     ------------     ------------
Net cash provided by financing activities               7,664,116        2,412,234       14,590,185
                                                     ------------     ------------     ------------
Net increase (decrease) in cash                         6,443,350             (157)       6,446,446
Cash, beginning                                             3,096            7,864                0
                                                     ------------     ------------     ------------
Cash, ending                                         $  6,446,446     $      7,707     $  6,446,446
                                                     ============     ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Acquisition of property:
Assumption of notes payable                          $          0     $          0     $  2,442,000
Issuance of notes payable                                       0                0        2,758,000
Issuance of common stock                                        0                0           27,500
Preferential dividend                                           0                0         (588,456)
                                                     ------------     ------------     ------------
                                                     $          0     $          0     $  4,639,044
                                                     ============     ============     ============
Note payable for an option agreement                 $    200,000     $          0     $    200,000
                                                     ============     ============     ============
Value allocated for warrants granted
   for option agreement                              $     57,000     $          0     $     57,000
                                                     ============     ============     ============
Default Interest on notes payable
   waived by shareholders                            $    273,820     $          0     $    273,820
                                                     ============     ============     ============
Value of warrants recorded as
   original issue di$count                           $    896,000     $          0     $    896,000
                                                     ============     ============     ============
Note payable forgiven by shareholder                 $    450,000     $          0     $    450,000
                                                     ============     ============     ============
Accrued interest payable added to principal          $    960,000     $          0     $    960,000
                                                     ============     ============     ============
Commitment and extension fees on notes payable       $    475,000     $    100,000     $    678,000
                                                     ============     ============     ============


        The accompanying notes are an integral part of these statements.

                   NEVSTAR GAMING & ENTERTAINMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

Note 1 - Basis of Presentation

The financial statements included herein include the accounts of NevStar Gaming & Entertainment Corporation (the "Company"), a Nevada corporation. In the opinion of the Company's management, all adjustments considered necessary for fair presentation have been reflected in the financial statements. These adjustments are of a normal, recurring nature. Results for the three and nine months ended September 30, 1997 are not necessarily indicative of those expected for the full year.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company's audited financial statements and footnotes thereto for the year ended December 31, 1996, included in Amendment No. 6 to the Company's Registration Statement on Form SB-2 (Registration No. 333-518-LA) filed with the Securities and Exchange Commission on August 20, 1997, ("Amendment No. 6"). Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company's December 31, 1996 audited financial statements, have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996, included in Amendment No. 6.

Note 2 - Initial Public Offering

On September 24, 1997, the Company completed an initial public offering of 1,725,000 units (the "Initial Public Offering") consisting of one share of Common Stock and two redeemable Common Stock Purchase Warrants (the "Warrants") at $5.50 per unit. The registered holder of each Warrant may purchase, at any time, over a five year period commencing on September 18, 1997, one share of the Company's Common Stock at a price of $5.50 per share. Commencing 90 days from September 18, 1997, the Warrants are subject to redemption by the Company at $.05 per Warrant on 30 days prior written notice to the Warrant holders, if the closing price of the Common Stock as reported in the NASDAQ Automated Quotation System Small Cap Market averages in excess of $11.00 for a period of 20 consecutive trading days ending with 15 days prior to the notice of redemption. The net proceeds to the Company of the offering, after underwriting discounts, commissions, and other costs associated with the offering was $7,886,060. Offering Costs totaling $975,248 were expensed during the three months ended September 30, 1996 due to a withdrawal of an initial public offering during that period.

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents represents all amounts held in banks and money market accounts and short term investments such as United States Treasury bill's with maturities of less than three months. The United States Treasury Bill's fair value approximates the cost.

Note 4 - Land and Construction in Process

Land and Construction in process consisted of the following:

        Land                                        $ 4,710,358
        Cost of Construction                          5,371,710
                                                    -----------
                                                    $10,082,068
                                                    ===========

Construction of the facility was substantially curtailed from July 1996 to September 30, 1997. Interest costs incurred during that period have been charged to operations. Significant construction activity has resumed beginning October 1, 1997, and interest costs will begin being capitalized from that point.

Note 5 - Notes Payable

On September 24, 1997, the Company re-paid $1,462,144, representing the entire outstanding principal and accrued interest, of certain bridge financing and interim construction financing.

On September 30, 1997, the Company paid approximately $114,000 of accrued interest on a $1,058,000 note payable to a former shareholder. The remaining accrued interest of approximately $41,000 has been added to the principal amount of the note. The due date of this note was extended to September 23, 1999.

Following the closing of the Initial Public Offering, Drs. Richard R. Kelley and Richard Tam agreed to extend the due date of $6,300,800 of notes payable to September 23, 1999. In addition, accrued interest of approximately $960,000 has been added to the principal amount of these notes and approximately $274,000 of accrued default interest has been waived by Drs. Kelley and Tam. The corresponding credit entry for this transaction was to additional paid-in capital. In consideration of this extension, the Company issued to each of Drs. Kelley and Tam warrants to acquire 200,000 shares of Common Stock of the Company at an exercise price of $2.75 per share. Original issue discount in the amount of $896,000 has been recorded during the third quarter of 1997 relating to the granting of these warrants. Drs. Kelley and Tam are both shareholders of the Company and Dr. Tam is a director of the Company.

Drs. Kelley and Tam forgave $450,000 of a $475,000 note payable (which was issued as a loan extension fee by the Company and classified as other expenses on the statement of operations in the second quarter of 1997) following the closing of the Initial Public Offering. The corresponding credit entry for this transaction was to additional paid-in capital.

In September 1997, the Company issued a $200,000 note payable which provides the Company the option to purchase an indirect 20% interest in a 25-acre parcel of unimproved real property in the city of North Las Vegas, Nevada (the "North Las Vegas Option"). The corresponding debit entry for this transaction was to other assets.

Note 6 - Capital Stock

In June 1997, the Company's shareholders approved a 9.54 for 1 reverse stock split which became effective concurrently with the closing of the Initial Public Offering. All share amounts and per share amounts presented in the financial statements have been adjusted for this reverse stock split.

In June 1997, the Company delivered an exchange offer to the holders of its Series A Convertible Non-Voting Preferred Stock (the "Preferred Shares") which gave them the right to exchange each of the Preferred Shares into Common Stock at a ratio of .7 shares of Common Stock for every one Preferred Share. As of September 30, 1997 1,368,343 Preferred Shares have been exchanged for 957,840 shares of Common Stock and Capital Stock has been adjusted accordingly.

Note 7 - Stock Options, Warrants and Other Rights

During the third quarter of 1997, the Company granted Dr. Tam warrants to purchase 79,839 shares of the Company's Common Stock at an exercise price of $0.25 for various services provided to the Company. Approximately $342,000 of consulting expenses (and a corresponding credit entry to additional paid in capital) was recorded during the third quarter of 1997 relating to this transaction. In addition, the Company granted Dr. Tam warrants to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.00 per share for assisting with the arrangement of the North Las Vegas Option. The Company recorded approximately $57,000 in other assets (and a corresponding credit entry to additional paid in capital) in the third quarter of 1997 relating to this transaction.

In July 1997, options to purchase 159,758 shares of Common Stock previously granted to officers and a consultant were canceled and replaced by granting 1,100,000 options under the Company's 1997 Stock Incentive Plan with the modification of certain terms. 877,942 of these options vest over five years, or sooner if the Company achieves certain operating results, and 222,058 of these options vest upon commencement of operations of the Mesquite Star. Additional compensation and consulting expense (and a corresponding credit entry to additional paid-in capital) of approximately $500,000 will be recorded as compensation and consulting expense as services are provided. Approximately $56,000 of expense was recorded during the third quarter of 1997 along with a corresponding credit entry to additional paid in capital.

Note 8 - Net Loss per Common Share

Net loss per common share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding. The Common Stock equivalents consist of the 5,520,679 shares of outstanding warrants and options. These Common Stock equivalents have been included in the weighted average number of shares as if they had been outstanding at the beginning of January 1, 1996 pursuant to Staff Accounting Bulletin Topic 4.D. In addition, Common Stock and Common Stock equivalents also includes 957,840 shares of Common Stock that were issued in the third quarter of 1997 in connection with the exchange offer made to the preferred shareholders in June 1997.

The weighted average number of shares of Common Stock outstanding (which includes the 957,840 shares of Common Shares issued as a result of the exchange offer referred to above) was 1,491,383 shares for the three and nine months ended September 30, 1996 and 1,715,027 shares and 2,309,691 shares for the nine months ended September 30, 1997 and three months ended September 30, 1997, respectively. The incremental shares attributed to outstanding options and warrants was 538,475 shares for each period presented on the Statement of Operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

It should be noted, that this document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the Company's general business strategy, expansion plans, new opportunities, projected operating performance and liquidity, as well as information contained elsewhere in this Quarterly Report where statements involve the use of the word "believe," "expect," "anticipate," "estimate" or expressions of similar import. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, without limitation and in addition to those discussed in the various documents filed by the Company with the Securities and Exchange Commission, the following: (i) the highly competitive nature of the public gaming and entertainment market, which includes the market for small to medium size or niche hotel/casinos, in which the Company plans to operate and the ability of the Company to successfully compete in this market with other hotel/casino companies for the most desirable hotel/casino customers and share of the geographical market; (ii) the ability of the Company to successfully implement its expansion strategy; (iii) the need to raise future working capital and the uncertainty of additional funding (whether through financial markets, collaborative or other arrangements with strategic partners, or from other sources); (iv) the speculative nature of other gaming projects; (v) dependence on key personnel; and (vi) the Company's ability to generate sufficient cash flows, operating profits, and other income in order to fulfill its obligations for repayment of debt.

Overview

The Company is a development stage company incorporated in Nevada on December 2, 1993 for the purpose of developing, constructing, owning and managing hotel/casino facilities. The Company has no revenues from operations to date. The Company's only source of revenues since its incorporation has been interest income. The Company has accumulated losses from operations of $8,181,294 since its incorporation on December 2, 1993, through September 30, 1997. The Company's initial hotel/casino project will be known as the Mesquite Star (the "Mesquite Star") and will be located in Mesquite, Nevada. The Mesquite Star will consist of 210 hotel rooms and suites, with a swimming pool and spa, and public area of approximately 34,300 square feet, featuring approximately 12,000 square feet of casino space initially containing 440 slot machines, 10 table games and Keno, one specialty restaurant, one cocktail lounge, one coffee shop/buffet, a video arcade and a gift shop. For the Company to commence business and begin generating operating revenues at the Mesquite Star, receipt of necessary gaming licenses, securing of all additional vendor and third party financing, and implementation of the Company's marketing plans are necessary.

Current Status

The Mesquite Star property has been cleared, graded and improved with the public area foundation, footings and pilings, and erection of prefabricated steel for the casino building. In addition, rough plumbing and underground electrical is completed with respect to the casino and hotel. Also, elevators for both the hotel and casino have been drilled and cased. The steel framing for the casino roof has been completed, as well as the steel framing of the porte'cochere. Significant additional construction is currently underway at the site.

Licensing

The ownership and operations of casinos in Nevada are highly regulated. The Company, its directors, officers and principal stockholder will need to be licensed and found suitable by the gaming authorities in Nevada and must provide detailed personal history, financial and other reports to such authorities. The Company, certain of its directors and officers and its principal stockholder have applied for the necessary licenses to own or operate the Mesquite Star. Additional related and supplemental documents are expected to be filed shortly. There can be no assurance, however, that the Company or such persons will be licensed, found suitable or granted the other approvals that are necessary to commence gaming operations. The failure of the Company or any one of the foregoing persons to be registered, licensed or found suitable by the Nevada gaming authorities will have a material adverse effect on the Company.

PLAN OF OPERATION

Mesquite Star

October 1997 - March 1998

The Company's plan of operation for the next six months will be directed toward the construction of the Mesquite Star, and the preparation of the Mesquite Star for opening to the public. For the period of October 1997 through March 1998, the Company plans pursue obtaining bids for furniture, fixtures and equipment related to the Mesquite Star's casino, restaurant, and hotel facilities; researching and locating third-party software programs for accounting, gaming, food and beverage, and the hotel facilities; and developing and drafting the operating policies and procedures for the Mesquite Star, employee guidelines and policies, the first year business plan for operations, and the first year advertising and marketing plan.

The Company has begun hiring senior management in stages, including the Vice-President and General Manager, the Director of Finance, and the Food and Beverage Manager. The Company has initiated a search for a Chief Financial Officer and a Human Resources Manager. During this same period, senior management will begin staffing the middle management positions. As the Company is able to target the opening of the facility with greater certainty, which is currently expected to be in April 1998, the Company will implement a 13-week staffing and training plan for all other Mesquite Star employees, which is estimated to be approximately 350 employees.

April 1998 - September 1998

Beginning in April 1998, the Mesquite Star is expected to be open to the public and the Company's plan of operations will be followed as an ongoing business in accordance with the Company's policies and procedures, and management's strategic plan, business plan, and marketing plan. There can be no assurance that the Company's plan of operation and opening of the Mesquite Star will be implemented in accordance with the above timetable.

North Las Vegas Option

In September 1997, the Company issued a $200,000 note payable, due on March 15, 1998, which provides the Company the option to purchase an indirect 20% interest in a 25-acre parcel of unimproved real property in the city of North Las Vegas, Nevada. Upon payment of this note, these funds are expected to be used for planning, engineering, promotional expenses and design work with respect to this project and are non-refundable and not applicable to the option purchase price, but are reimburseable in connection with the development and financing of the project.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its capital requirements through the sale of securities to private investors and the proceeds of secured loans. The Company plans to use the $7,886,060 of net proceeds received from its Initial Public Offering, $5,000,000 of secured financing and $5,788,000 of equipment financing to meet its significantly greater cash needs in 1997 and 1998 relating to completion of construction and commencement of operation of the Mesquite Star. The construction expenses are estimated to be approximately $8,000,000; the acquisition of furniture, fixtures and equipment estimated at $6,415,000; and pre-opening expenses estimated at $1,450,000, including the significant increase in payroll expenses, as the Company expands to approximately 350 employees at opening of the Mesquite Star. The Company believes that proceeds received from its Initial Public Offering, together with secured financing and equipment financing, will be sufficient to cover working capital requirements through July 1998. Although the Company may have operating revenues from the Mesquite Star following its opening, the Company will likely need to raise additional funds from the net proceeds of the exercise of the Warrants, additional debt financing, the sale of additional equity securities or otherwise prior to September 1998 to continue to implement its business plan, including the North Las Vegas Option. There can be no assurance the Company will be able to generate sufficient funds from these or other sources.

Current Accounting Developments

Effective for financial statements issued for periods ending after December 15, 1997, the Company will be required to implement FASB Statement No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company has not determined what effect the adoption of this Statement will have on its EPS calculation.

The FASB has also issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's fiscal year ending December 31, 1998. The Company has not determined the effect the adoption of this Statement would have on the Company's financial statements.

Year 2000 Contingency Disclosed

The Company is aware that its computer systems may include the systems that could be affected by time-sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from the Company's Initial Public Offering.

The following information is being provided in accordance with Rule 463 of the Securities Act of 1933 (the "Securities Act") and Item 701(f) of Regulation S-K:

The effective date of the Company's Registration Statement on Form SB-2 (Registration No. 33-518-LA) was September 18, 1997 (the "Registration Statement").

The Company's initial public offering commenced on September 19, 1997 and closed on September 24, 1997 as to 1,725,000 Units (as defined below) and 76,278 Representative Units (as defined below) (the "Offering").

The managing underwriter for the Offering was H.J. Meyers & Co., Inc.

The following classes of securities were registered pursuant to the Registration
Statement: (i) 1,983,750 Units, each consisting of one share of Common Stock and two Redeemable Common Stock Purchase Warrants at an aggregate price of $10,910,625; (ii) 3,967,500 shares of Common Stock underlying Redeemable Common Stock Purchase Warrants at an aggregate price of $21,821,250; (iii) 76,278 Representative Units underlying Representative's Warrant, each consisting of one share of Common Stock and four Common Stock Purchase Warrants at an aggregate price of $620,903; and (iv) 305,112 shares of Common Stock underlying Common Stock Purchase Warrants included in Representative's Warrant at an aggregate price of $2,483,612.

All of the securities registered in the Registration Statement were for the account of the Company. There were no selling security holders.

As of September 30, 1997, 1,725,000 Units had been sold in the Offering at an aggregate offering price of $9,487,500. An additional 258,750 Units are subject to the Underwriter's Over-Allotment Option which expires on November 26, 1997.

From September 18, 1997, the effective date of the Registration Statement, through September 30, 1997, the amount of expenses incurred for the Company's account in connection with the Offering were as follows:

        Underwriting Discounts and Commissions              $   853,875
        Finders Fee                                                 -0-
        Underwriter Expenses                                    284,625
        Other Expenses                                          462,940
                                                            -----------
        Total Expenses                                      $ 1,601,440
                                                            ===========

None of these payments was a direct or indirect payment to directors, officers or persons owning 10% or more of any class of equity securities of the Company. All of these payments were to others.

The net offering proceeds to the Company after deducting the Total Expenses was $7,886,060.

From September 18, 1997, the effective date of the Registration Statement, through September 30, 1997, the Company used the net offering proceeds as follows:

        Building and Facilities                             $     2,500
        Repayment of indebtedness                           $ 1,576,230
        Legal and Professional Expenses                     $   175,000
        Other Expenses                                      $   108,332

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTING ON FORM 8-K

(a)     Index to Exhibits:

        Exhibit 27           Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed between July 1, 1997 and September 30, 1997.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEVSTAR GAMING & ENTERTAINMENT CORPORATION



Date: November 13, 1997             By:   /s/ Michael J. Signorelli
                                       -----------------------------------------
                                          Michael J. Signorelli
                                          Chairman of the Board and
                                          Chief Executive Officer


Date: November 13, 1997             By:    /s/ Jeffrey L. Gilbert
                                       -----------------------------------------
                                           Jeffrey L. Gilbert
                                           President, Chief Financial Officer,
                                           Chief Operating Officer and Treasurer