Form 10KSB
period 1997-12-31
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 1998-04-16
CIK 1006384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997

     Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
                 Commission File Number 0-21071

           NEVSTAR GAMING & ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

            Nevada                                    88-0309578
(State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

3175 West Post Road, Las Vegas, Nevada 89118         (702) 269-1325
(Address of principal executive offices)        (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
         (Title of Class)            (Name of Exchange on which registered)
               None                                  None

Securities registered under Section 12(g) of the Exchange Act:
         (Title of Class)
    Common Stock $0.01 par value

Indicate by mark whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days. Yes  X     No

Indicate by mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-B is not contained in this form, and no disclosure will be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the fiscal year ended December 31, 1997 were: $0.

There were 3,606,719 outstanding shares of common stock, par value $0.01 per share, as of April 8, 1998. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, as of April 8, 1998, was $8,841,000 based on the last sales price on such date.

DOCUMENTS INCORPORATED BY REFERENCE: ________

Transitional Small Business Disclosure Format: Yes____     NO  X
PART I

ITEM 1. DESCRIPTION OF BUSINESS

NevStar Gaming & Entertainment Corporation is a development stage company formed for the purpose of acquiring, developing, constructing, owning and managing hotel/casino facilities. The Company's strategy is to concentrate its efforts on "niche" markets such as "local" or "neighborhood" casinos. The Company's hotel/casinos will be "theme" based, which will attempt to distinguish the Company's properties from its competitors.

The Company was incorporated under the laws of the State of Nevada on December 2, 1993 under the name Mesquite Gaming Corp. On October 3, 1995, the Company changed its name to NevStar Gaming Corporation, and on September 18, 1997, changed its name to NevStar Gaming & Entertainment Corporation. To date, the Company has had no revenues from operations.

INITIAL PUBLIC OFFERING. On September 24, 1997, the Company executed its initial public offering (the "IPO") of 1,725,000 units (the "Units") raising net proceeds of $7,738,648. Each Unit was sold for $5.50 and consisted of one share of the Company's Common Stock and two Redeemable Common Stock Purchase Warrants (each a "Warrant" and collectively, the "Warrants"). The registered holder of each Warrant may purchase, at any time, through September 17, 2002, one share of Common Stock at a price of $5.50 per share (the "Initial Exercise Price"). The Warrants are subject to redemption by the Company at $.05 per Warrant on 30 days prior written notice to the Warrantholders, if the closing bid price of the Common Stock as reported in the National Association of Security Dealers, Inc. Automated Quotation System ("NASDAQ") SmallCap Market averages in excess of $11.00 (the "Initial Notice Price") for a period of 20 consecutive trading days ending within 15 days prior to the notice of redemption. Both the Initial Exercise Price and the Initial Notice Price are subject to adjustment under certain circumstances. The Common Stock and the Warrants are listed on the NASDAQ SmallCap Market under the symbols NVST and NVSTW, respectively.

In connection with the IPO, the representative underwriter was issued a warrant to purchase 76,278 units, each consisting of one share of Common Stock and four Common Stock purchase warrants. The exercise price to purchase these units and the exercise price for the warrants included in these units are both $8.03.

EXCHANGE OFFER. In June 1997, the Company delivered an exchange offer to the holders of the Company's shares of Series A Convertible Non-Voting Preferred Stock (the "Preferred Stock") which gave them the right to convert each share of Preferred Stock into 0.7 shares of Common Stock effective upon the close of the IPO. As of March 31, 1998, 1,418,844 shares of Preferred Stock had been exchanged for 993,190 shares of Common Stock and 64,500 shares of Preferred Stock remained outstanding.

THE COMPANY'S PROJECTS. The Company's initial hotel/casino project will be known as the Mesquite Star (1) (the "Mesquite Star") and will be located in Mesquite, Nevada. At present, the Company's primary asset is a 25.2 acre property zoned for a hotel/casino commercial development in Mesquite, Nevada (the "Mesquite Property"). The Mesquite Star Hotel and Casino is under construction on the site and scheduled for completion during the Spring of 1998. See "THE MESQUITE PROPERTY." The Company also holds an option to purchase an indirect 20% ownership interest in an approximately 25 acre parcel of unimproved real property located in the City of North Las Vegas, Nevada (the "North Las Vegas Property"). See "THE NORTH LAS VEGAS PROPERTY."

THE MESQUITE PROPERTY. Mesquite, Nevada is located on Interstate 15 on the border of Nevada and Arizona, approximately 80 miles from Las Vegas and 37 miles from St. George, Utah. The Mesquite Property is adjacent to the Interstate 15 and East Sandhill Road Interchange. The Company will attempt to distinguish the Mesquite Star from other casinos in the Mesquite area by its emphasis on the "old west" and by a casual, friendly atmosphere catering to middle income, value oriented customers. The "old west" feel will be evident from a customer's first sight of the facade of the Mesquite Star, which will resemble a main street in an old west town. The Company plans to reinforce this western theme throughout the customer's stay with the use of western memorabilia in its interior decor, country/western music and the promotion of special events and activities such as rodeos and bull riding.

The Company has commenced construction of the Mesquite Star, and intends to complete construction of the Mesquite Star hotel/casino on the Mesquite Property in May, 1998. The Mesquite Star will consist of 210 hotel rooms, including 13 suites, with a swimming pool and spa, and public area of approximately 34,300 square feet, featuring approximately 12,000 square feet of casino space initially containing 440 slot machines, 12 table games and Keno, one specialty restaurant, one cocktail lounge, one coffee shop/buffet, a video arcade and a gift shop.

Phase I of the Mesquite Star Project will utilize about 11 acres of the 25.2 acre site, including ground level parking for 624 cars. The remaining 14 acres is available for future development. Phase II development may include an additional 400 rooms, 55,000 square feet of additional public and gaming area, and a recreational vehicle park. Any future development is dependent upon the Company obtaining all necessary permits and financing therefor, as well as the suitability of the market for such development.

COMPLETION OF THE MESQUITE STAR. AF Construction Company, Inc. ("AF Construction") is the general contractor for the Mesquite Star. AF Construction is one of Nevada's leading casino/hotel contractors and has served as general contractor for over 10 casino/hotel projects, including the Palace Station Hotel/Casino and the Primadonna Hotel/Casino. The construction contract entitles AF Construction to a general contractor's profit equal to 10% of the actual hard construction costs.

As of March 31, 1998, the Mesquite Star Hotel and Casino property was estimated to be approximately 80 to 85 percent complete. The scheduled construction completion date by AF Construction, assuming no rain or other unforseen delays, is May 7, 1998. Since issuance of the grading and foundation permits, the Mesquite Property has been cleared, the grading completed to sub base, the curbs and gutters completed, and the sidewalks approximately 30 percent completed. In addition, the asphalt paving, the landscaping, the pool design, the water, gas and sewer utilities, the electrical utilities hook-up, the exterior western theme facade, the roof, the public areas including the casino, wall texture and painting, electrical and tile, the ceiling, sprinkler/fire alarm, lighting, surveillance and sound system, the millwork, the exterior doors, the elevators, the hotel first, second and third floor electrical, plumbing, fixtures, door frames, wall texture and painting, the carpet and pad, are either complete or substantially complete. The fourth floor dry wall is installed, the utilities are stubbed in and the plumbing and fixtures is about 45 percent complete.

GOVERNMENT APPROVALS. The appropriate zoning district for a hotel/casino in the City of Mesquite is Special District H. The Mesquite Property is in Zone H. Among the uses permitted in Zone H are hotels and resort hotels, and, subject to the issuance of a Conditional Use Permit ("CUP"), "gambling casinos and establishments." The Mesquite Property is designated as a "Gaming Enterprise Zone" on the City of Mesquite Long Range Comprehensive Master Plan. In 1995, the City of Mesquite confirmed that a valid and existing CUP is presently in full force and effect with respect to the Mesquite Property and that no other discretionary approvals by the City of Mesquite are required to construct and complete the hotel/casino in accordance with the plans and specifications approved by the City of Mesquite.

The Company paid for the building and related permits, costing approximately $496,000, in a timely manner. Building Permit No. 0-95-186 was issued on May 30, 1995 and recites "Erect New Casino only on this Building Permit" (two stories, 32,000 square feet) ("Casino Building Permit"). Building Permit No. 0-95-187 was issued on May 30, 1995 and recites "Erect New Hotel Only on this Building Permit" (three stories, 100,780 square feet, 210 units) ("Hotel Building Permit"). Building Permit Nos. 0-95-186 and 0-95-187 are jointly referred to as "the Building Permits." Construction of the Mesquite Star commenced under the Building Permits on approximately May 31, 1995. City of Mesquite regulations require that actual construction work be diligently carried on until completion of the building or structure involved. Due to the cessation of work for a period of over 180 days on the hotel during 1996, the Hotel Permit lapsed. The Company paid approximately $8,600 in December 1996 to renew the Building Permits. By letter dated June 11, 1997 the City of Mesquite informed the Company that the City would renew the Building Permits upon submission of revised building plans to the City of Mesquite. In conformance with the City's plan review letter dated April 7, 1997, the previously paid sum of $8,600 was being held as payment in full for the renewal of the Building Permits pending approval of the revised plans. The revised building plans are required due to a change in the City of Mesquite building codes. The Company completed the revised building plans and the building permits were renewed by the City of Mesquite, Nevada on November 4, 1997.

The Company has paid for construction of an irrigation canal, road, street lights and other offsite improvements and utility infrastructure at a cost of $401,630.

Although the Casino Building Permit describes only 32,000 square feet of casino and support area, approximately 34,300 square feet of slab has been poured for the casino and support area. The City of Mesquite previously reviewed and approved the architectural plans which included 34,300 square feet of building area for the casino and support area. While the Company reasonably anticipates that the Casino Building Permits can be amended or reissued to provide for the increased square footage of 34,300, there is no guaranty that the Casino Building Permits will be so amended or reissued, or, if so amended or reissued, at what additional cost to the Company.

The Mesquite Star borders on and will have vehicular access from Sandhill Road, a State of Nevada highway, pursuant to Permits for Occupancy, dated January 10, 1992 and December 5, 1994 (the "Occupancy Permits") from NDOT. All properties along Sandhill Road are subject to similar NDOT occupancy permits. Occupancy permits are subject to terms and conditions issued by NDOT which provide that they are revocable and are subject to modification or abrogation by NDOT at any time. While it is unlikely that access from the Mesquite Property to Sandhill Road would ever be completely denied, it is possible that access might be curtailed, altered or limited to the detriment of the Mesquite Star in the future.

MESQUITE MASTER PLAN. In July 1994, the City of Mesquite adopted a master plan which includes long-range planning for the City for residential, commercial, gaming and other districts. The plan includes specific densities and designated zoning for specific projects.

The master plan takes into consideration the separation of residential and other land uses. It also includes plans for recreational and other public land uses. This includes the Park Concept Plan, which entails the development of a municipal golf course, a fairground, an amphitheater, a rodeo arena, a track and field stadium, a barbecue pit and picnic areas, a small area with shuffleboard facilities, horseshoe pits, several ball diamonds and tennis courts. A trail system that will connect commercial and recreational segments of the City is also planned.

At the same time that the master plan was developed, a Redevelopment District was designated for the "downtown" area. The area encompasses approximately 62.5 acres (approximately five blocks) and is situated near the east end of the central business district. The boundaries are Desert Drive on the west, approximately 2nd North on the north, North Mesquite Boulevard on the east and East 1st South on the south. The Downtown Redevelopment District's purpose is to provide a mix of tourist, commercial, government, financial, professional, cultural and residential uses.

MESQUITE MARKET. Mesquite is an incorporated city within Clark County, Nevada and is located on Interstate 15 near the banks of the Virgin River and the Arizona border, 80 miles north of Las Vegas and 37 miles south of St. George, Utah. Mesquite encompasses approximately 11 square miles and has traditionally been an agricultural community with farming, ranching and dairying as the base of its economy. In recent years, travel, tourism, recreation and retirement have significantly grown in economic importance to this community.

The major streets within Mesquite are Mesquite Boulevard and Sandhill Road, which constitutes a 4-lane highway running from the west end of the City until it turns north at the east end of Mesquite, where the Mesquite Property is located. At the Mesquite Property, Sandhill Road is presently a two-lane highway. There are two interchanges with Interstate 15 in Mesquite, one on the west end of Sandhill Road, and the other on the east end of Mesquite Boulevard directly adjacent to the Mesquite Property.

Mesquite is rapidly becoming a full-service destination resort area recognized as an ideal year-round location for visitors and retirees. Championship golf courses, hunting, fishing and gaming offer Mesquite area residents and tourists a variety of recreational activities. Other features include a mild climate, a low tax structure and a favorable cost of living. In addition, Mesquite is a short driving distance from other major attractions, including boating and fishing located at Lake Mead National Park and Quail Creek Reservoir, three presently existing golf courses located in Mesquite, and seven additional golf courses located in St. George, Utah approximately 37 miles away, ski resorts located approximately 110 miles away, and various national and state parks located 40 miles away in the case of Snow Canyon State Park, and approximately 180 miles from Grand Canyon National Park. The climate in Mesquite is excellent for recreation. The sun shines approximately 85% of the time and the average daily maximum temperature is 77 degrees, and the average daily minimum temperature is 55 degrees. Average annual rainfall is approximately 4.34 inches. Winter daytime temperatures are pleasant with an average high of 60 degrees. The temperature on an average summer day often rises past 100 degrees.

In 1997, approximately 9,300 people lived in the City of Mesquite. The average annual population growth rate was 30% for the 1992-1996 period. Mesquite's population is projected to reach approximately 14,000 by the year 2000. Washington County, where St. George, Utah is located, which is one area where the Company intends to focus its marketing efforts, has grown from a population of approximately 22,000 in 1980 to approximately 63,400 in 1994 and continues to enjoy rapid growth. Clark County, where Las Vegas is located, and which the Company also expects to be a focus of its marketing efforts, has grown from approximately 460,000 in 1980 to approximately 1,200,000 in 1997 and also continues to enjoy rapid growth. Also, since the Mesquite Star is strategically located along Interstate 15, the Company intends to focus marketing efforts towards the estimated 3,790,000 motor vehicles that will annually pass by the facility on Interstate 15.

The border town of Mesquite is not unlike other border towns in Nevada, including Stateline, which is located on Interstate 15 in southwestern Nevada and Wendover, which is located on Interstate 80 in northeastern Nevada. Similar to Mesquite, both Stateline and Wendover started with one casino/motel, rapidly developed additional properties, and have experienced high occupancy and increased gaming revenues.

The City of Mesquite is also serviced by Greyhound Bus Lines and a local airport, two miles north of downtown, which has a 5,100 foot runway. The airport is a private plane airport, which can bring potential customers through private air traffic. At present, air service to Mesquite is limited primarily to private planes and to small charter service. The airport is owned and operated by the City of Mesquite. There are no plans for major expansions to this airport in the near future. The City of Mesquite has announced that it will construct a recreation facility on property contiguous to the Mesquite Property. The Las Vegas Convention and Visitors Authority Board has voted to award the City of Mesquite a $2.5 million grant towards the funding of this recreational facility. The Mesquite recreational facility is currently in the planning stage with the City of Mesquite.

The City of Mesquite has announced a proposal to build a commercial airport three miles west of Mesquite on Flattop Mesa. This is a desirable location as a freight distribution center since it is an equidistant site from Salt Lake City, Los Angeles and Phoenix and is located on Interstate 15, a major thoroughfare. The City of Mesquite has discussed this idea with both the McCarren Airport in Las Vegas and the Federal Aviation Administration ("FAA"). McCarren Airport has agreed to participate in an FAA study, and the FAA has hired a consulting firm to conduct a thorough assessment of the area and make a recommendation about the proposed airport site. If completed, the City of Mesquite has announced that it feels the airport would bring both jobs and commerce to the region.

BUSINESS AND MARKETING STRATEGY. The Company intends to focus its marketing efforts in the following markets:

Interstate 15 Travelers
St. George, Utah Area
Las Vegas and Clark County Area
Mesquite Resident Market

The primary focus of the Company's marketing efforts for the Mesquite Star will be Interstate 15 travelers. At present, Mesquite derives most of its market from the highway travelers and residents of nearby local communities. The driving time from Las Vegas to Mesquite is approximately one hour and 15 minutes, and the driving time from St. George, Utah to Mesquite is approximately one-half hour.

The Company has reached an agreement with Best Western International, Inc. ("Best Western") for brand and reservations affiliation for the Mesquite Star. Best Western is the world's largest hotel chain with nearly 3,800 independently owned and operated hotels comprising 300,000 rooms throughout the world, serving more than 50 million guests annually. Its worldwide reservation system and frequent travel program, Gold Crown International, serve 600,000 members in North America alone. The Best Western nationwide reservations system, along with the display of the familiar Best Western logo to the motoring public as they travel along Interstate 15, is expected to increase the competitive edge of the Mesquite Star in its market niche.

The Company recently signed a five year $950,000 lease contract with Mikohn Gaming Corporation to build a 10-story high exterior sign at the Mesquite Star. When completed in Spring 1998, the Company's new exterior 10-story sign will begin to provide travelers with dynamic color video graphics and messages from its highly visible location positioned adjacent to Interstate 15 and the Mesquite East Interchange. This 100-foot pylon installation will feature a double-sided Mikohn Vision(TM) electronic lampbank spectacular. The Mikohn Vision video board, which measures 20 by 40 feet will provide full color, real time computer-generated graphics, animation, and text. Video clips can be preprogrammed or run live at the discretion of the Mesquite Star. Almost 58,000 light bulbs will be used on this unit, which will be capable of dispensing 16.7 million shades of color with automatic dimming for optimum day or night viewing. The sign will also carry the Mesquite Star's western theme, lettering and logo. The sign is expected to attract the attention of travelers in and near Mesquite, Nevada, thereby increasing the visibility and business potential of the Mesquite Star.

The Mesquite Star will be one of the first casinos visible to southbound traffic on Interstate 15 from Utah and Arizona, but will be one of the last to be seen by northbound traffic. The Nevada Welcome Center is located across Mesquite Boulevard from the Mesquite Property. This is the first welcome center that southbound travelers on Interstate 15 encounter in this area. It attracts travelers off the highway, which could be an advantage for the Mesquite Property. The extent to which traffic will be able to easily cross Sandhill Road to the Mesquite Property is yet to be determined. The ready flow of traffic from the Welcome Center and the other land uses adjacent to it (including a Budget Inn) would be beneficial to the Mesquite Property. Otherwise, most of this traffic is likely to turn right onto Sandhill Road and proceed under the Interstate 15 bridge to the Virgin River Hotel/Casino and Bingo, and Rancho Mesquite Hotel and Casino to the north.

A new Smith's grocery store is located to the southeast of the Mesquite Property on Sandhill Road. This store, at this location, is anticipated to increase residential traffic in the proximate area, which could be an advantage for the Mesquite Property. It will be important to have access to the Mesquite Property from several locations to enhance accessibility by traffic in both directions on Sandhill Road. There is an existing Denny's restaurant, Arby's restaurant and Texaco gas station within one block of the Mesquite Star, with a Kentucky Fried Chicken restaurant planned in the same area.

The Company expects to position itself between Si Redd's Oasis Resort Hotel/Casino and the Virgin River Hotel/Casino and Bingo, on the one hand, which are low-rise properties with detached rooms, and Casa Blanca Resort Casino Spa, on the other hand, which is a high-rise hotel resort. The Company believes it will attract customers who will enjoy the Company's hotel and casino as an alternative to the motel environment and the increased cost of the resort alternative. The Company believes that it is competitive with and similar in size and scope to the recently opened Rancho Mesquite Hotel and Casino, except that Rancho's casino is detached from the related lodgings, while the Mesquite Star's casino will be attached to its hotel. The Company's room rates are expected to be competitive with the room rates currently charged by all the other hotel/casino properties in Mesquite.

Washington County, Utah, which contains the City of St. George, is a rapidly growing retirement and resort community. The St. George, Utah area has been recognized as a fast growing and desirable retirement area in the southwestern United States. The Company believes that a significant segment of the current customers of Si Redd's Oasis Resort Hotel/Casino, Virgin River Hotel/Casino and Bingo, Casa Blanca Resort Casino Spa, and the Rancho Mesquite Hotel and Casino (collectively the "Existing Mesquite Casinos") currently come from the Utah markets. To the Company's knowledge, the State of Utah has no present or proposed gaming activities.

Another significant segment of the Existing Mesquite Casinos' customers currently come from the Nevada market, including the Las Vegas area. The Company believes that Mesquite is a recognized weekend retreat for people in Las Vegas because of its recreational attractions and quiet resort-like atmosphere. The weekend rates and occupancy for the Existing Mesquite Casinos are higher than weekday rates. The Company intends to also focus on this market and to entice customers from Las Vegas during weekdays with special promotional packages.

The Company also anticipates attracting local customers comprised of Mesquite residents and hotel/casino employees.

The top three employers in Mesquite are Casa Blanca Resort Casino Spa, Si Redd's Oasis Resort Hotel/Casino, and Virgin River Hotel/Casino and Bingo, which collectively employ approximately 2,860 people.

The Company also intends to promote special events, such as rodeos and bull riding as well as the existing attractions and amenities located in the Mesquite area, including the championship golf courses, which are open to the public, as well as a local horseback riding ranch, gun club and a petting zoo.

The Company believes that the recent opening of the Rancho Mesquite Hotel and Casino creates critical mass in the Mesquite area, which will enable Mesquite to become more recognized and attractive as a destination resort area, and attract more customers to Mesquite. See "Competition."

Representative elements of the Company's strategy as currently identified, include, but are not limited to, the following key principles:

Strategic Location. Management of the Company ("Management") believes that its location, convenient access and ample parking are critical factors in attracting interstate traffic, local patronage and repeat visitors. The Mesquite Star will be strategically located as the moderately priced hotel/casino on Interstate 15 and the Mesquite Eastern Interchange, and management believes that the location will provide the Company with a competitive advantage over other Mesquite hotel/casinos. Travelers will be targeted through signage along Interstate 15. The Company will also promote the City of Mesquite and the Mesquite Star as a getaway retreat for people in Las Vegas because of its recreational attraction and quiet resort-like atmosphere.

Differentiating its Product from Competition. Management intends to focus the Company's marketing efforts of the Mesquite Star towards attempting to differentiate its advantages apart from other hotel/casinos in Mesquite, with a particular emphasis on a new moderately priced hotel, providing quality services, the "old west" theme, and its related special events and promotions.

Focus on Repeat Customers. Management believes generating customer satisfaction and loyalty is a critical component of the Company's business strategy. The Company intends to attract customers from the areas of St. George, Utah and Las Vegas, Nevada, as well as Mesquite residents, through promotional programs, focused marketing efforts and convenient location. Although perceived value will attract a customer to the Mesquite Star initially, actual value will generate customer satisfaction and loyalty. Management believes that actual value will become apparent during the customer's visit through an enjoyable and high quality entertainment experience.

Affordable Quality. Management is committed to providing a quality entertainment experience for its customers at a moderate price. Management believes that the value offered by the Mesquite Star's hotel, restaurants and buffet will be a major factor in attracting gaming customers. The Company intends to offer generous portions of high quality food and specialty menu items at reasonable prices. In addition, the Company plans to provide a high level of value to its hotel guests by offering moderately priced rooms which are well-appointed relative to comparably priced hotels in Mesquite. Management believes that providing affordable quality to customers contributes significantly to casino patronage.

Emphasis on Slot Play. An integral part of the Company's business strategy is an emphasis on slot machine play in a friendly and convenient atmosphere. In addition, the Company intends to install wide area linked progressive games, which offer players significantly higher jackpots. The Company also expects to offer casino gaming tournaments to attract and retain frequent gaming customers.

Specialty Promotions. The Company plans to engage in specialty promotions and marketing activities consistent with its old west theme, including potentially sponsoring rodeo and bullriding events in Mesquite, Nevada, centered at the Mesquite Star.

COMPETITION IN GENERAL. Gaming is an international industry that has continued to expand in the United States, with the focal point in Las Vegas, Nevada. Gaming activities include traditional full-service casinos, state or national Native American Indian sponsored lotteries, bingo games, riverboat gaming, small-stakes casino gaming, international gaming, gaming on cruise ships in international waters, and Native American Indian gaming. Other forms of gaming conducted in certain areas of the United States include parimutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms. The gaming industry, including the development, operation and management of gaming sites and casinos, is highly competitive. The Company's proposed gaming-related activities, including casino site development, operation and management will compete with other forms of gaming in Mesquite, Nevada, as well as in Las Vegas, throughout the State of Nevada and California, and throughout the United States. the gaming industry is currently undergoing significant changes in operations, amenities and technological advances, and it is impossible to accurately predict future trends or changes in the industry.

The gaming industry in Mesquite also competes with other forms of gaming, including low-stakes bingo games operated by non-profit organizations and pull-tab games; sports betting; riverboat gaming; parimutuel betting on horse racing, dog racing and jai-alai; state sponsored lotteries; and international gaming on cruise ships in international waters. One consequence of the growth in the gaming industry has been the increased pressure on state legislatures to allow competitive gaming activity in one form or another. Several states have approved or are considering approval of land-based casinos, riverboat gaming or dockside casinos. Increased support is also present in a number of states for approval of video slot machines for bars, restaurants and resorts. In addition, non-gaming entertainment competes with the gaming industry for the public's disposable income. These other forms of entertainment and gaming affect the demand for gaming in Mesquite and the opportunities the Company has to develop other hotel/casinos. As a result of such competition, the business and financial condition of the Mesquite Star project and other projects may be adversely affected.

OTHER COMPETITION IN NEVADA. The Mesquite Star also faces competition from all other casinos and hotels in the greater Las Vegas area. The Las Vegas competitors generally have substantially greater name recognition and financial marketing resources than the Company. The Company will also compete with gaming establishments in Laughlin, Nevada, as well as other stateline locations in Stateline and Wendover, Nevada. In addition, a new proposed development for two to four casinos situated in a 275-acre river front village scene has been proposed for the town of Glendale, Nevada, which is 54 miles northeast of Las Vegas on Interstate 15. This development, if completed, along with any future casino developments in other cities or towns on Interstate 15, will compete with the Mesquite Star and, consequently, may adversely affect the business of the Company.

COMPETITION IN MESQUITE, NEVADA. Currently, there are four other hotel/casinos in Mesquite, including Si Redd's Oasis Resort Hotel/Casino, Virgin River Hotel/Casino and Bingo, Casa Blanca Resort Casino Spa, and the Rancho Mesquite Hotel and Casino. In addition to the four existing major casino hotels, there is one small casino/motel and four small motels located in the Mesquite area. Additional competitors may enter this market and compete with the Company for customers and market share if the City of Mesquite changes its zoning and allows additional properties to be used for hotel/casino operations.

Si Redd's Oasis Resort Hotel/Casino has grown from 28 rooms in 1981 to 1028 rooms. Si Redd's Oasis Resort Hotel/Casino contains eight hotel buildings, six swimming pools, three spas, two 18-hole championship golf courses, trap, skeet, and sporting clays, the Arvada Ranch, rodeo area, tennis courts, health club and spa, three whirlpool spas, four restaurants, two casino bars, a video arcade, miniature golf, gift shop, an R.V. Park, 10,276 square feet of meeting facilities, and a 24-hour, full-service, 40,000 square foot casino featuring over 700 slot and poker machines, two crap tables, two roulette wheels, 22 blackjack tables, four poker tables, and other betting games.

Virgin River Hotel/Casino and Bingo is located directly across Interstate 15 from the proposed Mesquite Star. Virgin River Hotel/Casino and Bingo was built in 1991 with 152 rooms and has subsequently expanded to 723 rooms. Virgin River Hotel/Casino and Bingo features two outdoor pools and three spas, live entertainment, dancing, a restaurant, two movie theaters, an R.V. Park, 3,300 square feet of convention/meeting facilities, and an approximately 27,900 square foot casino with approximately 600 slot machines, more than 10 table games, a 500-seat bingo area and a race and sports book, a convenience store, a truck stop and a gas station.

Casa Blanca Resort Casino Spa, which opened in July 1995 as Player's Island Resort Casino and Spa, consists of a 40,000 square foot casino, 500 rooms, 18 suites with Jacuzzi tubs, four three-bedroom detached bungalows, an 18 hole championship golf course under development, four restaurants, a 450-seat show room, a full-service spa and mineral bath, tennis courts, a swimming pool, gift and retail stores, arcades, 8,850 square feet of banquet and conference facilities, a 50 unit full-service R.V. park and a parking lot with a capacity for 1800 automobiles.

Rancho Mesquite Hotel and Casino consists of 215 hotel rooms, a 35,000 square foot casino and two restaurants. Rancho Mesquite Hotel and Casino is part of the Holiday Inn chain and will be direct competition for the Mesquite Star. The Rancho Mesquite hotel opened in November 1996 and the casino opened in February 1997. Like the Mesquite Star, the Rancho Mesquite Hotel and Casino is located near Mesquite's eastern interchange to Interstate 15.

The Existing Mesquite Casinos are already established and have larger facilities and more amenities than are planned for the Mesquite Star. Therefore, they will provide significant competition for the Mesquite Star. Rancho Mesquite Hotel and Casino has facilities which are comparable to those of the Mesquite Star, has the advantage of having commenced operations at an earlier point in time and will also provide significant competition for the Mesquite Star.

DEMAND. The Las Vegas Convention & Visitors Authority ("LVCVA") recently completed an analysis of lodging and meeting demand in Mesquite for the City of Mesquite. In their report, the LVCVA estimated that occupancy for the local rooms supply generally was in the 70 percent range during the week (Sunday through Thursday) and in the 90 percent range on weekends and holiday periods. These ranges equate to an annual occupancy average in the mid-70 percent range.

NORTH LAS VEGAS PROPERTY. Pursuant to the Option Agreement ("North Las Vegas Option Agreement") among the Company, Desert Mesa Land Partners, Ltd., a Nevada limited partnership ("Desert Mesa"), and High Mesa Development, Inc., a Nevada corporation ("High Mesa"), dated April 23, 1996, Desert Mesa has granted the Company an option (the "Option") to purchase from Desert Mesa an indirect 20% ownership interest in the North Las Vegas Property. Desert Mesa, High Mesa and the Company have amended the Option Agreement to provide extensions of time in which the Company may exercise the Option until September 15, 1998. The Company would be entitled to acquire the 20% ownership interest in the North Las Vegas Property indirectly through ownership of a membership interest in a newly formed Nevada limited liability company (the "LLC"), which LLC would purchase direct title to the North Las Vegas Property. Desert Mesa's general partner is a Nevada corporation in which Dr. Richard Tam, a director of the Company, is an officer and a 35% stockholder. Dr. Tam is also an officer and 52.7% stockholder of High Mesa. See "EQUITY AND DEBT FINANCING - Kelley Loan," "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS," "PRINCIPAL STOCKHOLDERS OF THE COMPANY" and "CERTAIN TRANSACTIONS."

The North Las Vegas Property is currently zoned for hotel and gaming use. Newly enacted legislation affecting casino developments in Clark County, Nevada, which are not in the Las Vegas Strip corridor (including the North Las Vegas Property), may impose additional zoning requirements on the property and may require the developers of the property to obtain local approvals for use of the property for gaming activities no later than December 31, 1998. Desert Mesa intends that the LLC will develop and construct an approximately 200 room hotel on the North Las Vegas Property, which will include approximately 30,000 to 40,000 square feet of public area space, containing a casino, restaurants and other amenities (the "Project"). The North Las Vegas Property is one portion of an approximately 118-acre parcel of commercially zoned real property owned directly or indirectly by Desert Mesa (the "Parcel"). A limited partnership affiliated with Desert Mesa and High Mesa has received conditional approval from the City of North Las Vegas for an approximately 500,000 square foot shopping center to be developed on 55 acres of the 118-acre parcel.

The Company has an option to purchase a 20% membership interest in the LLC for a formula based upon the total square footage ultimately included in the Property, the result of which is currently estimated to be approximately $2,178,000 (the "Option Purchase Price"). No appraisal of the North Las Vegas Property was conducted in order to determine the Option Purchase Price; instead, the Option Purchase Price was determined based on arms-length negotiation and comparison to completed real estate purchases in the vicinity.

As consideration for the grant of the Option, in September 1997, the Company(i) gave Desert Mesa a promissory note in the amount of $200,000 which shall be convertible into $200,000 in cash on or before September 15, 1998, for planning, engineering, promotional expenses and design work with respect to the Project (the "Development Funds") pursuant to an agreed-upon budget; and (ii) agreed to pay roughly 21.2% of all property taxes and assessments accruing with respect to the Parcel after the date of the North Las Vegas Option Agreement through the earlier of termination of the Option or closing of the Company's purchase of an interest in the LLC. The Development Funds are non-refundable and will not be applied to the Option Purchase Price, but are reimbursable from the LLC to the Company in connection with the development and financing of the Project. Preliminary development of the Project will require funds substantially in excess of the Development Funds. The Company can elect, in its sole discretion, to advance additional development funds pursuant to budgets approved by Desert Mesa, in which case any additional advances would be reimbursed from the LLC to the Company in connection with the development and financing of the Project.

In connection with the transfer of the North Las Vegas Property to the LLC, Desert Mesa has agreed to pay a brokerage fee equal to 10% of the total consideration paid to Desert Mesa to Sterling Realty and Scripps Resources International, Inc. ("Scripps"). Scripps is controlled by James Shadlaus, who is a consultant to the Company.

If the Company consummates the purchase of its interest in the LLC, Desert Mesa will concurrently sell the North Las Vegas Property to the LLC, which would be owned as follows: (i) 20% by the Company, (ii) 15% by Desert Mesa, (iii) 25% by High Mesa, and (iv) 40% by future equity investors ("Equity Investors") contributing equity to the LLC in the minimum amount of $18,000,000 in cash. Such Equity Investors have not been located, and there can be no assurance that such Equity Investors will be located at any time in the future. The Company has a first right of refusal to acquire up to an additional 30% ownership interest in the LLC on the same terms as the Equity Investors or any other future equity investor. If either any investor group contributing equity to the Company requires an ownership percentage in excess of 40% or the Company requires additional capital in the future, all the then-existing members of the LLC would be diluted on a pro-rata basis.

The Company and High Mesa would be co-managing members of the LLC ("Managing Members"), with the remaining members having non-managing membership interests in the LLC. As Managing Members, the Company and High Mesa would jointly manage the overall activities of the LLC including, but not limited to, development and construction of the Project. After approval by the Managing Members of a pre-development budget, operating budget, construction budget, development plan and/or marketing plan, including any modifications thereto, however, the Company would be authorized to operate and control the LLC's affairs in accordance with those approved budgets and plans. Any material change to those budgets or plans would require approval of a majority of the Managing Members, with any budget line items exceeding the amount previously approved by greater than 10% considered a material change.

If the Company exercises the Option, the Company has agreed to exert its best efforts to arrange for $25,000,000 of capital for construction of the Project from a reputable financing source ("Construction Financing") within 360 days of the closing of the Company's purchase of its interest in the LLC. If the Company exercises the Option, then the Company will be entitled to the following rights: (i) with respect to the period before the Project is open to the public ("Opening"), the Company would have the right to co-develop and co-manage the Project with High Mesa; and (ii) with respect to the period after the Opening, the Company would have the right to be hired by the LLC as manager of the hotel, restaurant, casino and other aspects of the Project pursuant to the terms of a non-binding Letter of Intent attached to the Desert Mesa Option Agreement ("LLC Letter of Intent") and a definitive Management Agreement mutually acceptable to both Desert Mesa and the Company to be executed in the future. The Company will receive no compensation for preopening co-development and co-management services.

In consideration for the Company's management services, the Company would receive the following compensation: (i) three percent of net sales (comprised of gross revenues (including revenues from all non-gaming sources and net gaming wins) less promotional allowances, sales, occupancy and use taxes, gaming taxes assessed on revenues and license fees paid on gaming equipment); (ii) five percent of earnings before interest, taxes, depreciation and amortization ("EBITDA") before provision for the EBITDA based management fee but after deducting the three percent management fee ("Adjusted EBITDA"); and (iii) incentive compensation, which would be a percentage of the Adjusted EBITDA in excess of the projected budgeted amount, which the parties would negotiate in connection with the preparation of a definitive Management Agreement.

Under the LLC Letter of Intent, the initial term of the Management Agreement would commence on execution of the Management Agreement and continue for five years thereafter, with automatic renewals for additional one-year terms (each a "Renewal Term") unless either party gave notice six months prior to any termination date. If the LLC gives notice of the termination of the Management Agreement at the expiration of the initial term or any Renewal Term, the LLC Letter of Intent provides that the Company would continue to receive a management fee for the next five years payable annually in arrears based on the total fees paid to the Company for the full fiscal year prior to termination ("Base Year") as follows:

Year 1         100% of fees for the Base Year
Year 2          80% of fees for the Base Year
Year 3          60% of fees for the Base Year
Year 4          40% of fees for the Base Year
Year 5          20% of fees for the Base Year

The LLC Letter of Intent provides that, notwithstanding the foregoing, no continuing management fees would be payable if the ratio of Adjusted EBITDA to all equity invested by the LLC in the Project is less than an average cumulative simple interest return of 15% during the period from commencement of the first Renewal Term through the date the LLC gives notice of termination. The LLC Letter of Intent states that the Management Agreement may be terminated by the LLC "for cause" (as defined in the LLC Letter of Intent), as a result of which the Company would not be entitled to any management fees after such termination.


The Company believes the rights granted to the Company under the North Las Vegas Option Agreement create an additional hotel/casino management opportunity.
Under the North Las Vegas Option Agreement, the Company's management rights with respect to the Project vest upon the Company's purchase of an interest in the LLC. The Company's decision whether or not to exercise the Option and manage the Project is subject to the Company's further due diligence investigation into all business, financial and legal aspects of the North Las Vegas Property, the Parcel, and the Project.

REGULATION AND LICENSING. The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the City of Mesquite, Nevada. The Nevada Commission, the Nevada Board and the City of Mesquite, Nevada are collectively referred to as the "Nevada Gaming Authorities."

As of the date of this filing, the Company has not obtained the license and related approvals from the Nevada Commission to conduct gaming at the Mesquite Star. The Company, its directors, officers and principal stockholders have applied for the necessary licenses, approvals and findings of suitability to own and operate the Mesquite Star. However, there can be no assurance that the Company and such persons will be licensed, found suitable, or granted the other approvals that are necessary to commence gaming operations.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

The Company, as a proposed operator of a casino, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes, and is not transferable. The Company has applied for registration with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and for licensure as a corporate gaming licensee. If these approvals are obtained, the Company will be required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Registration with and licensure by the Nevada Commission are privileges under Nevada law and may be denied for any cause deemed reasonable by the Nevada Commission. Appeals of licensing decisions by the Nevada Commission are not permitted under Nevada law.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

If licensed by the Gaming Authorities, the Company will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company will be reported to, or approved by, the Nevada Commission.

If, after being licensed, it is determined that the Nevada Act was violated by the Company, its gaming licenses and approvals could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than five percent of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business of an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. The Company's Restated Articles of Incorporation, as amended, provide that if a stockholder who is found unsuitable by the Nevada Commission fails to dispose of all stock owned by such stockholder within 30 days, the Company has the option to redeem the shares held by such stockholder at a price per share equal to the fair market value of such shares, as defined in the Restated Articles of Incorporation, as amended.

The Nevada Commission may, in its discretion, require the holder of any debt security of the Company to file applications, be investigated and be found suitable to own the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Company can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

After the Company has been registered with and licensed by the Nevada Commission, the Company may not make a public offering of its securities without the prior approval of the Nevada Commission, if the securities or proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Any such approval, if granted, does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of the Company through merger, consolidation, stock or assets acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Company's stockholders for the purposes of acquiring control of the Company.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

CAPITAL NEEDS. The Company's immediate capital requirements include the cost of completing and opening the Mesquite Star. The development, construction and operation of the Mesquite Star is capital intensive. The Company is indebted to PMJ Enterprises, Inc. as of December 31, 1997 in the amount of approximately $1,100,000 (including accrued interest) (the "PMJ Debt"). The Company is also indebted to Dr. Richard Kelley in the approximate amount of $6,742,000 (including accrued interest and net of unamortized original issue discount) as of December 31, 1997 (the "Kelley Loan"). Dr. Richard Tam has a 50% loan participation interest in substantially all of the Kelley Loan. See "EQUITY AND DEBT FINANCING - Kelley Loan." By letter dated March 31, 1998, Drs. Kelley and Tam agreed to lend the Company up to $1,000,000 for current and future working capital purposes, no sooner than June 1, 1998 and no later than March 26, 1999. A condition to any advance pursuant to such commitment requires the Company to possess all gaming licenses required to fully operate the Mesquite Star Hotel and Casino. In January, 1998, the Company obtained a $5,000,000 construction loan from First Credit Bank. On March 27, 1998, the Company received a letter of commitment from First Credit Bank increasing the $5,000,000 secured financing principal to $5,450,000, or by $450,000 which will be used by the Company for construction and for about $25,000 in incremental loan costs. As more fully described in the following table and paragraphs, the Company intends to finance significant portions, of its furniture, fixtures and equipment - approximately $6,600,000 ($5,650,000 capital costs, plus the $950,000 Mikohn exterior highway sign and reader board lease, which includes, capital costs, finance costs, maintenance costs and the purchase option at end of term). Although certain contracts have been executed, until such Additional Financing is finalized, there is no assurance that such Additional Financing will be obtained. Continued operation of the Company is dependent on its ability to (i) generate positive operating revenues from the Mesquite Star, (ii) procure additional financing, or
(iii) obtain additional equity capital from exercise of the Warrants or otherwise. Management has prepared the estimated budget based on comparative costs incurred by other similarly situated properties, and such estimates may prove to be inaccurate. To the extent that the funds generated are insufficient to fund the Company's completion of the Mesquite Star and commencement of operations, the Company could be required to adopt one or more alternatives, such as obtaining additional financing, to the extent permitted by the terms of the First Credit Bank Loan, the Kelley Loan, the Secured Financing and the Additional Financing, reducing or delaying planned construction or capital expenditures, restructuring debt or obtaining additional equity capital. There can be no assurance that any of these alternatives could be obtained on satisfactory terms, and any resort to alternative sources of funds could impair the Company's competitive position and reduce its future financial viability. Any equity financing could result in dilution to the Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail certain improvements and/or operations. There is no assurance that any revenue will be generated or that additional financing, if required, can be obtained on terms favorable to the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

SALE OF PARCELS WITHIN MESQUITE PROPERTY. The Company is currently in escrow to sell approximately 27,100 sq. ft. of the Mesquite Property to an unrelated third party for development as a drugstore site. The purchase price for the parcel is $450,000. The closing is scheduled for May 15, 1998. The buyer has the right to extend the closing for up to two (2) periods of thirty (30) days each upon non-refundable but applicable to the purchase price extension payments of $20,000 each. The feasability period for the buyer to decide whether or not to purchase the parcel expires on April 17, 1998. The sale is conditioned upon a number of items, the most significant of which are approval of the project by the City of Mesquite, the creation of a separate legal parcel for the property pursuant to a parcel map in compliance with Nevada subdivision laws, the partial reconveyance of all existing deeds of trust on the parcel and the concurrent close of escrow for an adjacent parcel of property to the south. As part of the transaction, NevStar is to receive approximately 5,199 square feet of adjacent property which is being acquired by the drugstore site developer but which is not needed for the drugstore project.

MESQUITE STAR BULL. In December 1997, the Company entered into a License Agreement with the Meehan Family Trust, of which James D. Meehan, a director of the Company is trustee, and an unrelated third party pursuant to which the Company acquired a license to commercially exploit the picture, likeness and name of a bull to promote the Company's businesses, activities and image to the public. The name of the bull is "Mesquite Star." As consideration for the grant of the license, the Company issued 6,250 shares of Common Stock to each of the Meehan Family Trust and the unrelated third party in 1998.

DEBT FINANCING. The following is a summary of the Company's debt financing in tabular form as of March 31, 1998:

Type of        Principal
Financing      Amount      Interest Rate  Principal Terms     Security

The First     $5,450,000  Prime plus 2.5%   Monthly payments  First lien on
Credit Bank Loan          per annum         of interest only   the Mesquite
                                            until 18 months     Property and
                                            following closing   the Company's
                                            of the loan, at     assets
                                            which time all
                                            principal and
                                            accrued interest
                                            is due (subject to
                                            three-year
                                            extension)

The Kelley $6,501,000 Greater of prime     Monthly payments    Second lien on
Loan                  plus 3% or 11%       of interest only    the Mesquite
                      net of unamortized   per annum (payable  Property and
                      original             in cash             the Company's
                      issue                or shares of        assets subject
                      discount             Common Stock)       to PMJ right
                      discount             until August 15,    to participate
                                           1999, at which      pari passu
                                           time all            with respect
                                           principal and       to payments
                                           accrued interest    received by
                                           is due              the Company or
                                                               proceeds from
                                                               the Mesquite
                                                               Property
                                                               pursuant to an
                                                               Intercreditor
                                                               Agreement

PMJ Debt $1,099,000   Greater of prime    Monthly payments    Third lien on
                      plus 3% or 11%      of interest only    the Mesquite
                         per annum        until September     Property
                                          24, 1999, at        subject to
                                          which time all     PMJ's right to
                                          principal and      participate
                                          accrued interest    pari passu
                                          is due              with the
                                                             Kelley Loan
                                                             with respect
                                                             to payments
                                                             received by
                                                             the Company or
                                                             proceeds from
                                                             the Mesquite
                                                             Property
                                                             pursuant to an
                                                             Intercreditor
                                                             Agreement


The North Las
 Vegas Note      $  200,000 Non-interest
                              bearing          September, 1998    Unsecured

LEASE FINANCING. Lease financing contracts, commitments and proposals, at April 15, 1998 follow:

Mikohn Lighting
 and Sign lease,
 highway sign    $  950,000   N/A            Monthly payments       UCC-1
                                             of $12,500 for       Equipment
                                             56 months,           security
                                             plus $125,000 on     interest
                                             January 31, 2000;
                                             purchase option
                                             of $125,000 at
                                             end of term.


IGT Lease,       $1,028,000     N/A         Monthly payments       UCC-1
gaming devices                              of $29,782 for         Equipment
(April 8, 1998)                             36 months; purchase    security
                                            option of approx-      interest
                                            mately 20% at end
                                            of term.

PDS Lease        $1,417,000      N/A        Monthly payments       UCC-1
Proposal*                                   of $41,598 for         Furniture
(April 14, 1998)                            36 months; purchase    and equipment
                                            option for FMV at      security
                                             end of term.         Interest


Telerent, lease   $1,168,000      N/A       Monthly payments      UCC-1
commitment letter                            of $33,904 for       Furniture
(April 6, 1998)                             36 months; then     and equipment
                                             $11,568 for 24       security
                                             months; purchase     interest
                                             option at FMV at
                                             end of term.


Various other       $1,300,000              Various payments      UCC-1
equipment financing                         generally over       Equipment
agreements                                  36 months            security
                                            Or less              interests
*Indicates non-binding proposals.


FIRST CREDIT BANK. In January, 1998 the Company has obtained a $5,000,000 construction loan to finance the development and construction of the Mesquite Star (the "Secured Financing"). The Secured Financing consists of a $5,000,000 construction loan from First Credit Bank (the "First Credit Loan") secured by a first deed of trust and UCC-1 fixture filings on the Mesquite Property. In connection with the Secured Financing, the PMJ Debt and the Kelley Loan have subordinated to the new first deed of trust on the Mesquite Property.

Under the terms of the First Credit Bank Construction Loan Agreement between First Credit Bank and the Company (the "Bank Loan Agreement"), the First Credit Loan is an 18-month construction loan in the principal amount of $5,000,000 bears interest at a fluctuating rate of interest per annum equal to the sum of prime plus 2.5%. Pursuant to the First Credit Bank Loan Agreement, upon maturity of the 18-month construction loan, the Company could request and obtain a three-year extension of the First Credit Loan (the "Three-Year Loan") if certain specified conditions are met, including: (i) the timely completion of construction of the Mesquite Star project, (ii) the Company's full payment and performance of the Company's loan obligations to First Credit Bank during the 18-month construction phase, and (iii) payment of a loan extension fee of $50,000 (the "Loan Extension Fee"), plus additional costs and fees associated with the closing of the Three-Year Loan.

The Company paid a total of $232,000 in fees (collectively, the "Loan Fee") consisting of a loan origination fee of $125,000, a fund control and inspection fee of $25,000, plus $32,000 in costs and fees associated with the closing of the First Credit Loan, and the Loan Extension Fee of $50,000. The Company has also agreed to pay $75,000 to a third party at the closing of the First Credit Loan, consisting of an initial $50,000 fee for arranging the First Credit Loan and an additional $25,000 fee for assistance in the extension thereof. However, the Company has advised such third party that it will be necessary for the third party to obtain all necessary approvals relating to the payment of the fee from the Nevada Commission before any fee will be paid. Under the First Credit Conditional Loan Commitment, accrued and unpaid interest is payable monthly during the 18-month loan period, with the outstanding principal balance of the loan, plus accrued and unpaid interest and any other unpaid fees, due at the end of the 18-month period (unless, as specified above, the First Credit Loan is converted to the Three-Year Loan). If the Company qualifies for and obtains the Three-Year Loan, then in addition to regular monthly payments of interest, the Company would be required to make regular monthly payments of principal in the amount of $30,000 each beginning 30 days after the extension of the First Credit Loan, with all accrued and unpaid interest and principal plus any other unpaid fees due upon maturity of the Three-Year Loan.

As of April 8, 1998, the Company had drawn approximately $2,966,000 from First Credit Bank, pursuant to the loan agreement, to pay $207,000 in loan fees and $2,759,000 in construction costs. The remaining sum, including the principal increase from $5,000,000 to $5,450,000 approved by First Credit Bank, by letter dated March 27, 1998, will be drawn, when needed, to pay Mesquite Star development costs including incremental loan costs.

KELLEY LOAN

The Company and Dr. Kelley entered into a Convertible Loan Agreement, dated as of August 14, 1995 (the "Loan Agreement"), pursuant to which Dr. Kelley agreed to loan (the "First Kelley Loan") to the Company up to a maximum of $1,460,000 plus $43,800 as a commitment fee thereunder (for a total of $1,503,800) to finance certain working capital requirements of the Company.

On or about September 15, 1995, Dr. Kelley and Dr. Tam, each as to an undivided 50% tenant in common interest purchased notes issued by the Company from unrelated third parties (the "Notes") for the amount of principal and interest due thereon in the amount of $2,412,631.

Pursuant to the Amended and Restated Convertible Loan Agreement dated April 18, 1996 between the Company and Dr. Kelley (the "New Kelley Loan Agreement"), the Company, Dr. Kelley and, pursuant to the Participation and Intercreditor Agreement (as discussed below), Dr. Tam agreed (i) to increase the credit available under the First Kelley Loan Agreement, and (ii) to consolidate the obligations under the Notes and the First Kelley Loan into one loan (the "New Kelley Loan") evidenced by a convertible promissory note (the "New Kelley Note"). Under the New Kelley Loan Agreement, the terms of which superseded in its entirety the First Kelley Loan Agreement, the New Kelley Note was in the principal amount of $5,750,800.

Pursuant to the Participation and Intercreditor Agreement dated April 18, 1996 between Dr. Kelley and Dr. Tam ("Participation and Intercreditor Agreement"), Dr. Tam agreed to participate with Dr. Kelley as a lender under the New Kelley Loan Agreement. Under the Participation and Intercreditor Agreement, Dr. Kelley and Dr. Tam agreed to each loan 50% of all loan proceeds, on the terms set forth in the Kelley Loan Agreement and receive one-half of the repayments and benefits thereof, including any warrants issued in connection therewith or shares received upon conversion of the New Kelley Note. Subsequent to April 1996, Dr. Kelley and Dr. Tam advanced in equal amounts an additional $500,000 to the Company as additional loans secured by deeds of trust. In August 1997, the New Kelley Loan and the subsequent advances (collectively, the "Kelley Debt") were restructured. The Kelley Debt was extended and is now payable over an approximate two-year period ending August 15, 1999 and the convertibility of the New Kelley Note was eliminated. The New Kelley Loan is secured by a first deed of trust and the Company's assets and the later advances by several subordinate deeds of trust on the Company's property in Mesquite, Nevada. All of the Kelley deeds of trust have been subordinated to the construction deed of trust in favor of First Credit Bank. The extended Kelley Debt bears interest at the greater of the prime rate of interest plus three percent or 11%, and is payable on a monthly basis, interest only, until August 15, 1999, at which time all principal ad accrued interest is due and payable. The Company has the option to make interest payments on the Kelley Debt (in equal amounts to Drs. Kelley and Tam) in the form of shares of Common Stock (to be valued at the average closing price of the Common Stock on the NASDAQ SmallCap Market for the five business days preceding the interest payment date) or cash subject to the following restrictions: (a) only up to a cumulative $525,000 in interest may be paid through the issuance of shares of Common Stock; and (b) the Company must pay interest in cash and not in Common Stock to the extent the Company determines that it has sufficient positive cash flow from operations in excess of its working capital needs. Interest from September 24, 1997 through March 15, 1998 in the amount of $405,750.46 was paid in the form of 70,648 shares of Common Stock issued to each of Drs. Tam and Kelley on March 31, 1998.

The Kelley Debt which is owed equally to Drs. Kelley and Tam can be summarized as follows: (i) $5,750,800 in principal amount secured by a deed of trust on the Company's real property and its other assets; (ii) $300,000 in principal amount secured by a deed of trust on the Company's real property; (iii) $250,000 in principal amount secured by a deed of trust on the Company's real property; and
(iv) $25,000 in principal amount secured by a deed of trust on the Company's real property. All accrued and unpaid interest on the Kelley Debt as of the closing of the Company's IPO in the amount of $959,812 was added to principal and bears interest at the stated rate. As of December 31, 1998, the principal and accrued interest on the Kelley Debt was $6,742,000, net of unamortized original issue discount.

On March 31, 1998, Drs. Kelley and Tam executed a financing commitment to lend to the Company up to $1,000,000 on the terms set forth therein. The obligations of Drs. Kelley and Tam under the commitment were conditioned upon the execution of legal documentation satisfactory to the parties and their counsel. The loan is to bear interest at the greater of Bank of Hawaii prime rate of interest plus 3% per annum or 12% per annum with a $10,000 commitment fee. The loan is to be secured by a deed of trust encumbering the Company's property in Mesquite, Nevada and governed by the terms of the New Kelley Loan Agreement. Advances can be obtained for current working capital purposes upon 20 days advance notice no sooner than June 1, 1998 and no later than March 26, 1999. A condition to any advance is that the Company shall possess all gaming licenses required to fully operate the Mesquite Star Hotel and Casino. The loan would be due and payable one year from the initial draw date. As consideration for the loan commitment, Drs. Kelley and Tam were issued warrants in the amount of 37,500 shares each to purchase shares of Common Stock at an exercise price of $2.00 per share. In addition, for each $100,000 principal amount advanced under the loan, Drs. Kelley and Tam are to receive an additional 7,500 warrants each to purchase shares of Common Stock at a purchase price of $2.00 per share. All warrants are immediately exercisable for a term of five years and include a cashless exercise features. The warrants are subject to certain registration rights.

PMJ DEBT

On January 14, 1991, PMJ Enterprises, Inc., a company whose common stock is controlled by Patrick J. Shannon, a former director and shareholder of the Company, purchased the Mesquite Property from Jim John Slevcove and
Mary Ann Slevcove, Trustees of The Slevcove Family Trust dated April 1, 1984 as to an undivided 24-1/2% interest, Richard Sidney Bowlin and Marsha Lynn Bowlin, Trustees of The Bowlin Family Trust dated March 15, 1985 as to an undivided 41.5% interest; William O. Kilmer, Jr. and Jake Scott as partial-successor in interest to William O. Kilmer, Jr. as to an undivided 34% interest (collectively, the "Bowlin Creditors"). Michael J. Signorelli, the Company's Chief Executive Officer, was a minority stockholder of PMJ Enterprises, Inc. until June 1, 1995.

In connection with the purchase of the Mesquite Property, PMJ Enterprises, Inc. executed a Note Secured by Deed of Trust, dated January 14, 1991 (the "Original Bowlin Note") in favor of the Bowlin Creditors in the original principal amount of $2,227,000. On April 20, 1992, PMJ Enterprises, Inc. executed a second promissory note in favor of the Bowlin Creditors in the original principal amount of $50,000 (the "Second Bowlin Note"), which was intended to supplement the Original Bowlin Note and change the payment terms of the Original Bowlin Note. The Original Bowlin Note and the Second Bowlin Note are referred to collectively as the "Bowlin Secured Debt."

On December 31, 1993, PMJ Enterprises, Inc. assigned the Mesquite Property to the Company and the Company assumed all of PMJ Enterprises, Inc.'s obligations under the Bowlin Secured Debt. The Bowlin Creditors received warrants to purchase an aggregate of 39,307 shares of Common Stock of the Company in connection with a number of successive forbearance arrangements with the Company.

Immediately following its incorporation, the Company delivered promissory notes to PMJ Enterprises, Inc. in the amount of $2,758,000 in partial consideration for the transfer of the Mesquite Property to the Company. Within 90 days thereafter, PMJ Enterprises, Inc. was paid $2,200,000 in cash on these notes, leaving a single note in the principal amount of $558,000 outstanding. On May 26, 1995, PMJ Enterprises, Inc. made a loan in an amount equal to $500,000 to the Company. This total indebtedness in the principal amount of $1,058,000 constitutes the PMJ Debt.

In 1997, the PMJ Debt was restructured such that it is payable over a two-year period following September 24, 1997. The PMJ Debt consists of two notes secured by a single deed of trust which has a subordinate lien on the Mesquite Property combined with a right to participate pari passu with the Kelley Loan with respect to payments received by the Company or proceeds from the Mesquite Property pursuant to an Intercreditor Agreement. Approximately $41,000 of accrued interest was added to the principal amount of the note. The PMJ Debt bears interest at the greater of prime rate of interest plus three percent or 11%, and is payable on a monthly basis, interest only, until the second anniversary of the closing of the Offering, at which time all principal and accrued interest is due and payable. The PMJ Debt has been restructured in connection with the sale of 280,398 shares of Common Stock of the Company previously held by PMJ Enterprises, Inc. to Drs. Richard Kelley and Richard Tam at a purchase price of $1.68 per share.

OTHER FINANCING
The Company is arranging financing to fund the Mesquite Star furniture, fixtures and equipment for guest room furnishings, kitchen equipment, computer systems, gaming devices and associated equipment, and laundry equipment which collectively have aggregate capital costs estimated at approximately $5,650,000. In addition, the Company is leasing the Mikohn exterior free-standing highway sign and electronic reader board for $950,000 in total payments, which includes sign maintenance, finance charges, and the $125,000 end of term purchase option.

As of April 14, 1998, Company management has executed a lease contract with a capital cost of approximately $1,028,000; has executed other leases or installment contracts with various slot machine, computer and telephone equipment vendors covering capital costs of approximately $1,300,000; has executed conditional lease commitments and proposals with a capital cost of approximately $2,585,000 under which lease documents are currently being drafted and vendor invoices are being submitted for processing; is negotiating financing commitments for a capital cost of approximately $737,000, and has executed the $950,000 Mikohn highway sign lease.

MIKOHN SIGN
In February 1998, the Company entered into a Lease Agreement with Casino Excitement, Inc. (dba Mikohn Lighting & Sign), concerning the lease, ownership, location, installation, operation and maintenance of a double-faced, 99 foot high, pylon sign (the "Sign") at the Mesquite Property(the "Mikohn Agreement"). The Mikohn Agreement term is from July 1, 1998 through February 28, 2003 and includes a monthly rental rate of $12,500 per month, with the first payment due on November 1, 1998. In addition, the Company has agreed to pay an additional $50,000 in April 1998 and an additional $125,000 prior to January 31, 2000. At the end of the term of the Mikohn Agreement, the Company shall have the option to purchase the sign for $125,000. In addition, the Company shall have the option to purchase the sign for the net present value of the remaining lease payments (including the end of term option amount of $125,000) discounted at 10%, plus an additional sum of $25,000, at any time during the term.


IGT. The Company has entered into a 36-month lease agreement with IGT, dated April 8, 1998 concerning 159 IGT slot machines with a capital cost of approximately $1,028,000 which commences ninety days following the commencement of gaming operations. The lease requires monthly payments of $29,782 and contains a purchase option of approximately 20% of the capital cost at the end of the term.


PDS FINANCIAL CORPORATION. Under a lease proposal dated, April 14, 1998, approximately $1,417,000 of capital costs is to be financed by PDS Financial Corporation ("PDS") (the "PDS Financing"), for approximately $850,000 of furniture, fixtures and equipment and approximately $567,000 for 122 gaming devices from the PDS Slot Source inventory program. The noncancellable 36-month lease is to start June 1, 1998. One payment of approximately $41,598 is due upon execution of the lease, with the first monthly lease payment due July 1, 1998. The lease is to include a purchase option at the fair market value of the assets under lease to be determined at the end of the lease term.

TELERENT. On April 12, 1998, the Company executed a lease commitment with Telerent covering a capital cost for furniture, carpets and equipment of approximately $1,168,000 which will require monthly payments for the initial 36-months of $33,903, then payments of $11,568 for the remaining 24 months. The lease requires, among other things, a 1% commitment fee, and a security interest, and a mortgagee's waiver, covering such furniture, carpet and equipment.

OTHER EQUIPMENT FINANCING. Other equipment financing executed as of the date of this filing with various slot machine, computer and telephone and other equipment vendors with an aggregate capital cost of approximately $1,300,000 requires various monthly payments over 12 to 48 months.

The Company believes that existing cash, the Secured Financing, the PDS Financing and the additional financing required for the purchase of the highway sign, electronic reader board and other miscellaneous equipment and furnishings may be sufficient to satisfy its anticipated cash requirements in connection with the construction and opening of the Mesquite Star. Following the opening of the Mesquite Star, the Company believes that the Mesquite Star facilities will begin to generate cash flow from operations. The Company's itemized estimated costs for completion of the development and construction of the Mesquite Star facilities, totaling $5,500,000 are based on AF Construction Company, Inc.'s itemized estimate. See "BUSINESS - Completion of the Mesquite Star." In the event (i) such sources are not sufficient to satisfy cash requirements, including debt service, or (ii) any of such financing sources are not obtained, the Company will be required to seek additional financing, and there can be no assurance that such financing will be available upon terms acceptable to the Company, or at all. In addition, to repay the PMJ Debt and the Kelley Loan, the Company will be required to obtain funds from (i) the net proceeds from exercise of Warrants; (ii) additional financing; (iii) positive net operating revenues from the Mesquite Star; or (iv) the sale of additional equity securities. See "EQUITY AND DEBT FINANCING"; and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Liquidity and Capital Resources." There can be no assurance that the Company will achieve the matters discussed herein.

The Company may, when and if the opportunity arises, pursue the acquisition of other gaming businesses. If such an opportunity arises, the Company may use a portion of its working capital and/or the issuance of its debt or equity securities for that purpose. There can be no assurance that such financing will be available on acceptable terms, or at all. Except for the North Las Vegas Option Agreement (See "North Las Vegas Option Agreement"), the Company has no specific arrangements or understanding with respect to any such acquisition at the present time, and is not presently involved in any firm negotiations or discussions with respect to any such acquisition. Further, there is no assurance that any further acquisition will be made, including, but not limited to, any acquisition under the North Las Vegas Option Agreement. Although the Company does not currently contemplate any acquisitions from affiliates other than the North Las Vegas Option Agreement, it may in the future consider such other acquisitions, which would be made only on terms no less favorable to the Company than could be obtained from non-affiliates for comparable properties.

EMPLOYEES. As of April 8, 1998, the Company had approximately 25 employees. The Company expects to employ approximately 350 employees for the Mesquite Star, including managers, casino personnel, restaurant personnel, facilities personnel, security and surveillance personnel, housekeeping personnel and administrative personnel. The Company anticipates that it will occasionally employ part-time workers as needed. None of the Company's employees are represented by a labor union. Management considers its labor relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company presently owns one parcel of real property, the Mesquite Property, which consists of approximately 25.2 acres in Mesquite, Nevada. See "DESCRIPTION OF BUSINESS - MESQUITE PROPERTY." The Company also holds a lease from the State of Nevada (the "Nevada Lease") for property consisting of 1.1 acres. The Nevada Lease may be terminated at any time by the State of Nevada upon 90 days' notice to the Company. The leased property is located east of the Company's property on Sandhill Road and may be used solely for parking and landscaping. The Company intends to use the leased property for valet parking and landscaping. In addition, the Company has a NDOT right-of-way occupancy permit dated May 23, 1995 which allows ingress and egress into and from the Mesquite Property.

The Company also holds an option to purchase an indirect 20% ownership interest in the North Las Vegas Property. See "DESCRIPTION OF BUSINESS - NORTH LAS VEGAS PROPERTY."

ITEM 3.  LEGAL PROCEEDINGS.

No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable - None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the high and low bid quotations for the Common Stock as report on the NASDAQ Small Capitalization market for each calendar quarter for the periods indicated.

1997:                                                  HIGH      LOW

Fourth Quarter                                         $4.84       $1.81

Third Quarter (September 19, 1997-September 30, 1997)  $5.00       $4.00

As of April 8, 1998, there were 228 record holders of Common Stock.

The Company has never paid and has no present plans to pay any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance the growth and development of its business. Further, the Kelley Loan Agreement prohibits the payment of dividends. If such prohibitions are removed or modified in the future, the payment of any dividends will be at the discretion of the Company's board of Directors and will depend upon, among other tings, future earnings, operations, capital requirements, the general financial condition of the Company and the general business conditions.

The Common Stock of the Company began trading on September 19, 1997 on the NASDAQ Small Capitalization Market under the symbol "NVST."

Recent Sales of Unregistered Securities:

Between January 1, 1995 and December 31, 1997, the Company sold securities to a limited number of persons, as described below, except for unexercised Stock Options or Warrants granted by the Company. Except as indicated, there were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction were all Accredited Investors, as defined in Rule 501 promulgated under the Securities Act of 1933, as amended, and represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with the distribution thereof, and appropriate legends were affixed to the certificates for the securities issued in such transactions. Further, each purchaser represented that he was aware that the shares were not registered under the Securities Act of 1933 as amended, and cannot be reoffered or sold until they have been so registered or until the availability of the exemption therefrom has been established to the satisfaction of the Company. Accordingly, the Company believes that the transactions listed in this section are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, as private transactions which did not involve a public offering of securities. All purchasers of securities in each such transaction had adequate access to information about the Company.

Common Stock Sold.

1. Pursuant to a Settlement Agreement approved by the Company in 1995 and entered into January 31, 1996, between the Company and American Capital Investors Corporation ("American Capital"), and as compensation for American Capital's consulting services to the Company, the Company issued 5,241 shares of the Common Stock to American Capital.

2. On August 27, 1995, the Company granted to Michael J. Signorelli a right to immediately purchase 4,193 shares of Common Stock at a purchase price of $2.38 per share. Mr. Signorelli purchased the 4,193 shares on August 27, 1995, for an aggregate purchase price of $10,000.

3. In February through April 1997, the Company consummated a bridge loan financing pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder which raised gross proceeds of approximately $1,050,000 (the "Bridge Loan"). The Bridge Loan was sold in 42 Units of $25,000 each.
Each Unit was comprised of a $25,000 senior promissory note and 3,318 shares of Common Stock, for a total of 139,356 shares of Common Stock issued to the Bridge Loan investors. The senior promissory notes bore interest at the rate of 8% per annum, payable in full upon maturity. These notes were repaid in full on September 24, 1997. The senior promissory notes were secured by a fifth and sixth deed of trust on the Mesquite Property. H.J. Meyers & Co., Inc. participated as the Company's placement agent in connection with the Bridge Loan, and received a 10% commission in the approximate amount of $205,000, and a 3% non-accountable expense allowance in the approximate amount of $31,500.

4. In May 1997, the Company consummated a construction loan financing pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder which raised gross proceeds in the amount of $350,000 (the "Interim Construction Loan"). The Interim Construction Loan bore interest at 8% per annum, payable in full upon maturity. The Interim Construction Loan was repaid in full on September 24, 1997. The Interim Construction Loan was secured by an assignment of a mechanic's lien held by the general contractor with respect to the Mesquite Star, A.F. Construction Company, Inc. The Construction Lender was also issued 46,452 shares of Common Stock. H.J. Meyers & Co., Inc. participated as the Company's placement agent in connection with the Interim Construction Loan and received a 10% commission in the amount of $35,000 and a 3% non-accountable expense allowance in the amount of $10,500.

USE OF PROCEEDS FROM REGISTERED SECURITIES:

The following information is being provided in accordance with Rule 463 of the Securities Act of 1933 (the "Securities Act") and Item 701(f) of Regulation S-K regarding the Company's Registration Statement on Form SB-2 (Registration No. 33-518-LA), effective September 18, 1997 (the "Registration Statement").

1,725,000 Units were sold in the Offering at an aggregate offering price of $9,487,500. None of the Units were sold subject to the Underwriter's Over-Allotment Option which expired on November 26, 1997. Expenses incurred for the Company's account in connection with the offering were as follows:

          Underwriting discounts and commissions          $  853,875
          Finders fee                                            -0-
          Underwriter expenses                               284,625
          Other expenses                                     610,352
                                                          $1,748,852

The net offering proceeds to the Company, after deducting offering costs was $7,738,648. From September 18, 1997, the effective date of the Registration Statement, through March 31, 1998, the Company has used the net offering proceeds as follows:

Building and facilities                             $3,064,444
Repayment of indebtedness                            1,576,230
Legal and professional expenses                        828,066
Other pre-opening expenses                           1,351,882
                                                    $6,820,624


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

It should be noted that this document contains forward looking statements that are subject to risks and uncertainties. Forward looking statements include certain information relating to the Company's general business strategy, expansion plans, new opportunities, projected operating performance and liquidity, as well as information contained elsewhere in this Annual Report Form 10-KSB where statements involve the use of the words "believe", "expect", "anticipate", "estimate" or expressions of similar import. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed or implied by the statements. The most important factors that could prevent the Company from achieving its goals and cause assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, without limitation and in addition to those discussed in the various documents filed by the Company with the Securities and Exchange Commission, the following:
(i) the highly competitive nature of the public gaming and entertainment market, which includes the market for the small to medium size or niche hotel/casinos, in which the Company plans to operate and the ability of the Company to successfully compete in this market with other hotel/casino companies for the most desirable hotel/casino customers and share of the geographical market; (ii) the ability of the Company to successfully implement its expansion strategy;
(iii) the need to raise future working capital and the uncertainty of additional funding (whether through financial markets, collaborative or other arrangements with strategic partners, or from other sources); (iv) the speculative nature of other gaming projects; (v)dependence on key personnel; and (vi) the Company's ability to generate sufficient cash flows, operating profits, and other income in order to fulfill its obligations for repayment of debt.

OVERVIEW

NevStar Gaming & Entertainment Corporation is a development stage company, incorporated on December 2, 1993, formed for the purpose of acquiring, developing, constructing, owning and managing hotel/casino facilities. The Company's strategy is to concentrate its efforts on "niche" markets such as "local" or "neighborhood" casinos. The Company's hotel/casinos will be "theme" based, which will attempt to distinguish the Company's properties from its competitors.

The Company has substantially completed construction of the Mesquite Star, located in Mesquite, Nevada, and intends to complete construction of the hotel/casino in May, 1998. The Mesquite Star will consist of 210 hotel rooms, including 13 suites, with a swimming pool and spa, and public area of approximately 34,300 square feet, featuring approximately 12,000 square feet of casino space initially containing 440 slot machines, 12 table games and Keno, one specialty restaurant, one cocktail lounge, one coffee shop/buffet, a video arcade and a gift shop.

The Company's only source of revenues since inception, December 2, 1993, has been interest income. The Company has accumulated losses from operations of approximately $8,531,000 from inception through December 31, 1997. For the Company to commence business and begin generating operating revenues at the Mesquite Star, receipt of necessary gaming licenses, securing of all additional vendor and third party financing, and implementation of the Company's marketing plans are necessary.

CURRENT STATUS OF CONSTRUCTION

As of March 31, 1998, the Mesquite Star Hotel and Casino property is estimated to be approximately 80 to 85 percent complete. The scheduled construction completion date by AF Construction, assuming no rain or other unforseen delays, is May 7, 1998.

REGULATION AND LICENSING

The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the City of Mesquite, Nevada.
The Nevada Commission, the Nevada Board and the City of Mesquite, Nevada are collectively referred to as the "Nevada Gaming Authorities."

As of the date of this filing, the Company has not obtained the license and related approvals from the Nevada Commission to conduct gaming at the Mesquite Star. The Company, its directors, officers and principal stockholders have applied for the necessary licenses, approvals and findings of suitability to own and operate the Mesquite Star. However, there can be no assurance that the Company and such persons will be licensed, found suitable, or granted the other approvals that are necessary to commence gaming operations.
PLAN OF OPERATION

Mesquite Star

January, 1998- December, 1998

The Company's plan of operations through the spring of 1998 will focus on the Mesquite Star hotel-casino construction completion, installation of furnishings and equipment, finalization of remaining financing needs related to such completion, obtaining all necessary licensing, and opening for business to the public. There can be no assurance that the Company's plan of operation and opening will be implemented.

The Company has begun hiring senior management, including the Vice-President and General Manager, the Director of Finance, Human Resources and other department managers, and related support staff. Company personnel are developing and drafting operating policies and procedures, employee guidelines and policies, and finalizing operating, advertising and marketing plans for the initial year of operation. The Company expects to implement its staffing and training plan in the near future. When operational, the Mesquite Star is expected to employ approximately 350 employees, including managers.

The Mesquite Star is expected to commence operations in May 1998. However, there can be no assurance that the Company's plan of operation and opening of the Mesquite Star will be implemented.

North Las Vegas Option

In September of 1997, the Company issued a $200,000 note payable, due March 15, 1998, which has been extended to September 15, 1998, which provides the Company an option to purchase an 20 percent indirect interest in a 25-acre parcel of unimproved real property in the city of North Las Vegas, Nevada. Upon payment of this note, these funds are expected to be used for planning, engineering, promotional expenses and design work with respect to this project and are non-refundable and not applicable to the option purchase price, but are reimbursable in connection with the development and financing of the project.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its capital requirements through the sale of securities to private investors, the proceeds of secured loans and through its Initial Public Offering. The Company is using the $7,739,000 of net proceeds received from its Initial Public Offering, $5,000,000 of secured financing and approximately $6,600,000 of equipment and sign financing to fund construction, furnishing, signs and pre-opening costs and expenses of the Mesquite Star Hotel and Casino.

Subsequent to year end, the Company received a letter of commitment from First Credit Bank increasing the $5,000,000 secured financing principal by $450,000 to $5,450,000, which will be used by the Company for construction and about $25,000 in incremental loan costs. Subsequent to year end, on March 31, 1998, two principal stockholders and creditors of the Company, have provided the Company with a $1,000,000 letter of credit commitment letter, to be available for working capital purposes once the Company is approved for licensing and commences operations.

Subsequent to year end, the Company entered into a contract to sell a real estate parcel for $450,000 located adjacent to the Mesquite Star. Escrow is expected to close about May 15, 1998, at which time the Company expects to receive approximately $425,000 of net proceeds.

Post offering construction expenses, including the approximately $8,000,000 to AF construction, is estimated at approximately $8,500,000; the acquisition of furniture, fixtures and equipment is estimated at approximately $5,650,000; the Mikohn sign lease is $950,000 (which includes capital costs, financing costs, maintenance costs and the $125,000 purchase option at the end of the lease term), and preopening costs and expenses is estimated at approximately $2,600,000 which includes pre-opening inventories and supplies, prepaid taxes and licenses, pre-opening advertising costs, and a significant increase in payroll expenses, as the Company expands to approximately 350 employees at the Mesquite Star opening.

The Company believes that the proceeds received from its Initial Public Offering, together with secured financing and equipment financing, and the additional secured financing, and the working capital financing, subsequent to December 31, 1997, that the Company has either executed letters of commitments for or is in the process of negotiating such commitments, as of the date of this filing, may be sufficient to fund the Construction and pre-opening costs of the Mesquite Star and to provide working capital at the opening scheduled for the spring of 1998.

Although the Company may have operating revenues from the Mesquite Star following its opening, the Company will likely need to raise additional funds from additional debt financing, the sale of additional equity securities, the net proceeds of the exercise of the Warrants, or otherwise prior to September 1998 to continue to implement its business plan, including the North Las Vegas Option. There can be no assurance the Company will be able to generate sufficient funds from these or other sources.

Current Accounting Developments

The FASB has issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's fiscal year ending December 31, 1998. The Company has not determined the effect the adoption of this statement would have on the Company's financial statements.

Year 2000 Contingency Disclosed

The Company has conducted a review of its computer systems to identify systems that could be affected by the year 2000 issue, and is developing a remediation plan to resolve the issue.

The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data and cause a system to fail.

Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial position and results of operations.

Change of Fiscal Year End

On April 1, 1998, the Company's Board of Directors determined to change the Company's fiscal year end to June 30 of each year,beginning with June 30, 1998. The Company will file a transition report on Form 10-KSB for the transition period from January 1 through June 30, 1998.

ITEM 7. FINANCIAL STATEMENTS

  Financial Statements:

       Independent Auditor's Report                                   F-1

       Balance Sheets at December 31, 1997 and 1996                   F-2

       Statements of Operations for the Years ended
         December 31, 1997 and December 31, 1996, and
           the period from inception (December 2, 1993)
           to December 31, 1997                                       F-3

       Statements of Stockholders' Equity for
         years ended December 31, 1996 and December 31, 1997,
           and the period from inception (December 2, 1993)
           to December 31, 1997                                       F-4

       Statements of Cash Flows for the Years ended
         December 31, 1997 and December 31, 1996, and the period
           from inception (December 2, 1993) to December 31, 1997     F-5

       Notes to financial statements                                  F-7

                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
NevStar Gaming & Entertainment Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of NevStar Gaming & Entertainment Corporation, a development stage company, as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended and from the date of inception to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NevStar Gaming & Entertainment Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and from the date of inception to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company is a development stage enterprise and has not commenced operations. The Company's success is substantially dependent on securing additional debt and/or equity financing, obtaining the license and related approvals from the Nevada Gaming Commission to conduct gaming and the successful completion of development and construction of the casino hotel facility and the successful operation thereof. This raises substantial doubt about the Company's ability to continue as a going concern. Management plans in regards to these matters are described in Note 12. The financial statements do not include any adjustments that might result from the outcome from these uncertainties.



/s/McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Las Vegas, Nevada
March 20, 1998,  except for note 12
  as to which the date is April 14, 1998

           NevStar Gaming & Entertainment Corporation
                  (A Development Stage Company)

                         Balance Sheets
                   December 31, 1997 and 1996
                    (Dollars in Thousands)

                                                         1997        1996
                                   ASSETS

Cash and cash equivalents                              $ 4,133     $     3

Land and construction in process(notes 2,4,7 and 12)    13,049       9,809

Prepaid expenses and other assets(notes 3 and 9)           431         229

                                                       $17,613     $10,041

              LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                       $ 1,883     $   881

Accrued expenses                                            60         212

Accrued interest(note 4)                                   242         586

Notes payable(note 4)                                    7,800       7,373

  Total liabilities                                      9,985       9,052

Stockholders' Equity(notes 4, 5 and 6):
  Series A convertible non-voting preferred
    stock, $.01 par value per share. Designated
    1,500,000 shares. Issued and outstanding
    77,500 and 1,483,344 shares at December 31,
    1997 and 1996, respectively                              1          15

  Common stock, $.01 par value per share.
    Designated 50,000,000 shares. Issued and
    outstanding 3,428,433 and 533,543 shares
    at December 31, 1997 and 1996, respectively             34           5

  Additional paid-in capital                            16,124       6,002
  Deficit accumulated during the development-stage      (8,531)     (5,033)

    Total stockholders' equity                           7,628         989

Commitments and contingencies (notes 8 and 11).
                                                       $17,613     $10,041

See accompanying notes to financial statements.

            NevStar Gaming & Entertainment Corporation
                  (A Development Stage Company)

                    Statements of Operations
            Years Ended December 31, 1997 and 1996 and
            Period From Inception (December 2, 1993)
                       to December 31, 1997

        (Dollars in Thousands, Except Per Share Amounts)



                                                              Period from
                                                                Inception
                                                            (December 2,1993)
                                                                   to
                                             1997     1996   December 31,1997

Revenues                                     $   -      $   -       $   -

Costs and expenses:
  Compensation and related costs(note 6)         487      261     1,879
  Professional fees                              227       53       383
  Outside consultants(note 6)                    422       46     1,006
  Extension fees on notes payable(note 4)        475       -        475
  Offering costs(note 5)                          -       975       975
  Rents(note 8)                                   51       89       206
  Depreciation and amortization                  255      274       704
  Interest, net(notes 2,4,6 and 10)            1,332      664     2,142
  Other                                          319      312       890
                                               3,568    2,674     8,660
Interest income                                   70        4       129
                                               3,498    2,670     8,531

       Net loss                              $(3,498) $(2,670)  $(8,531)


Loss per common share(note 5)                $ (2.36)   $ (5.00)

Weighted average number
 of common shares outstanding(note 5)       1,480,794    533,543




                See accompanying notes to financial statements.



           NevStar Gaming & Entertainment Corporation
                  (A Development Stage Company)

               Statements of Stockholders' Equity
            Years Ended December 31, 1996 and 1997 and
            Period From Inception (December 2, 1993)
                       to December 31, 1997

                     (Dollars in Thousands)

                                                                  Additional
                             Preferred Stock  Common  Stock       Paid-in    Accumulated
                             Shares   Amount  Shares   Amount     Capital    Deficit    Total
Shares issued at inception:
    For cash                      -   $   -     235,849  $   2    $    20    $     -     $    22
    For property(note 7)          -       -     288,260      3         24         -          27
  Preferential dividend to
   majority shareholder           -       -         -        -       (588)        -        (588)
  Proceeds from private
    placement offering, net  1,483,344    15        -        -      4,963         -       4,978
  Issuance of common stock         -      -       4,193      -         10         -          10
  Issuance of common stock,
   stock warrants and
   options                         -      -       5,241      -      1,573         -       1,573
  Net loss from inception
   to December 31, 1995            -      -         -       -        -         (2,363)  (2,363)

Balance, December 31, 1995   1,483,344    15    533,543      5      6,002       (2,363)   3,659

  Net loss                         -      -        -        -        -         (2,670)  (2,670)

Balance, December 31, 1996   1,483,344    15    533,543      5      6,002       (5,033)     989
  Issuance of common stock
   in connection with
   bridge financing(note 10)       -      -     185,808      2        306          -        308
  Proceeds from public
    offering, net(note 5)                     1,725,000     17      7,722          -      7,739
  Conversion of preferred
    stock(note 5)           (1,405,844)  (14)   984,082     10          4          -        -
  Notes payable and
    accrued interest
    forgiven by
    shareholders(note 4)           -      -        -       -         724          -        724
  Issuance of common stock
    options and warrants
    (notes 4 and 6)                -      -        -       -       1,366         -       1,366
  Net loss                         -      -        -       -         -        (3,498)   (3,498)

Balance, December 31, 1997      77,500  $  1  3,428,433  $  34    $16,124    $(8,531) $ 7,628

                    See accompanying notes to financial statements.

                  NevStar Gaming & Entertainment Corporation
                       (A Development Stage Company)

                         Statements of Cash Flows
                   Years Ended December 31, 1997 and 1996 and
                   Period From Inception (December 2, 1993)
                           to December 31, 1997

                          (Dollars in Thousands)

                                                                 Period from
                                                                  Inception
                                                             (December 2,1993)
                                                                     to
                                              1997      1996  December 31,1997
Cash flows from operating activities:
  Net loss                                  $(3,498)  $(2,670)   $(8,531)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization               255       274        704
    Accretion of discount on notes payable      420        97        662
    Common stock options and
      warrants expenses                         413      -         1,744
    Loss on investment                         -         -            34
    Extension fees on notes payable(note 4)     475      -           475
    (Increase) decrease in prepaid
       expenses and other assets               (194)       78       (652)
    Increase in accounts payable and
      accrued expenses                          585     1,085      1,983

        Cash used in operating activities    (1,544)   (1,136)    (3,581)

Cash flows from investing activities:
  Hotel and casino construction costs        (1,770)   (1,295)    (6,622)
  Purchase of investment                       -         -           (34)

        Cash used in investing activities    (1,770)   (1,295)    (6,656)












                See accompanying notes to financial statements.

                     NevStar Gaming & Entertainment Corporation
                        (A Development Stage Company)

                      Statements of Cash Flows (continued)
                    Years Ended December 31, 1997 and 1996 and
                     Period From Inception (December 2, 1993)
                            to December 31, 1997

                           (Dollars in Thousands)
                                                                Period from
                                                                 Inception
                                                             (December 2,1993)
                                                                     to
                                              1997      1996  December 31,1997
Cash flows from financing activities:
  Proceeds allocated to:
    Warrants and original issue discount        308       -          551
    Convertible notes and bridge financing    1,092       -        2,054
  Issuance of notes payable                      32      4,906     5,438
  Proceeds from preferred stock offering       -          -        4,978
  Principal repayments of notes payable      (1,446)    (2,427)   (6,088)
  Proceeds from issuance of
    common stock(note 5)                      7,739       -        7,771
  Change in construction costs payable         (281)       (53)     (334)
      Cash provided by
        financing activities                  7,444      2,426    14,370
Increase (decrease) in cash
  and cash equivalents                        4,130         (5)    4,133
Cash and cash equivalents, beginning              3          8      -

    Cash and cash equivalents, ending       $ 4,133     $    3   $ 4,133

Supplemental schedule of non-cash
  investing and financing
  activities (notes 4,6 and 7):
    Issuance of note payable for an
      option agreement                      $   200    $ -       $  200
    Value allocated to warrants granted          57      -           57
    Accrued interest added to note
       principal                              1,001      -        1,001
    Default interest on notes waived
      by shareholders                           274      -          274
    Note payable forgiven by shareholders       450      -          450
    Value of warrants recorded as
      original issue discount                   896      -          896
    Extension and commitment fees
      on notes payable                          475       100       679
    Construction costs incurred and payable   1,476       281     1,476
    Acquisition of property:
      Notes payable assumed                    -        -         2,442
      Issuance of notes payable                -        -         2,758
      Issuance of common stock                 -        -            28
      Preferential dividend                    -        -          (588)

              See accompanying notes to financial statements.
                NevStar Gaming & Entertainment Corporation
                        (A Development Stage Company)

                        Notes to Financial Statements
                 Years Ended December 31, 1997 and 1996 and
                  Period From Inception (December 2, 1993)
                          to December 31, 1997


1. Nature of Business and Summary of Significant Accounting Policies

NevStar Gaming & Entertainment Corporation is a development stage company formed in December 1993 to develop, construct and operate a hotel casino in Mesquite, Nevada. The 210 room hotel casino, known as the Mesquite Star, which is scheduled for completion in the spring of 1998 is expected to feature approximately 34,000 square feet of public area including two restaurants, a video arcade, a gift shop, and 12,000 square feet of gaming.

The Company is finalizing terms and documents related to certain financing commitments, described more fully in note 12, which are necessary to complete the furnishings and equipment of the Mesquite Star, prior to opening, and also to provide the availability of additional working capital and/or interest reserves when the property opens in 1998.

The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the City of Mesquite, Nevada.
The Nevada Commission, the Nevada Board and the City of Mesquite, Nevada are collectively referred to as the "Nevada Gaming Authorities."

As of the date of this filing, the Company has not obtained the license and related approvals from the Nevada Commission to conduct gaming at the Mesquite Star. The Company, its directors, officers and principal stockholders have applied for the necessary licenses, approvals and findings of suitability to own and operate the Mesquite Star. However, there can be no assurance that the Company and such persons will be licensed, found suitable, or granted the other approvals that are necessary to commence gaming operations.

The Company's success is substantially dependent upon the factors mentioned above, including the securing of debt financing, the successful completion of development and construction of the casino hotel facility and the successful operation thereof. In addition, continued operations are dependant on the Company's management's ability to generate positive operating revenues, procure additional financing and/or obtain additional equity capital from the exercise of warrants or other methods.

A summary of the Company's significant accounting policies follow:

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents represents amounts held in banks and money market accounts and short-term cash investments such as certificates of deposit with maturities of less than three months. The fair value of cash and cash equivalents approximates cost. The Company maintains cash in bank accounts which, at times, exceeds federally insured limits. The Company has experienced no losses relating to these excess amounts of cash in banks.

Land and construction in process

Land and construction in process are recorded at cost.

Loan commitment and origination costs

Such costs are amortized over the term of the corresponding debt based on a method that approximates the effective interest method.

Accounting for impairment of long-lived assets

Long-lived assets to be held and used by the Company and certain identifiable intangibles are reviewed for impairment on an annual basis.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

As of December 31, 1997, the Company has recorded approximately $1,744,000 of compensation and consulting expenses for financial statement purposes,which are not currently deductible for federal income tax purposes. Temporary differences of approximately $3,315,000 resulted from expensing start-up and organization costs for financial statement purposes which are capitalized for federal income tax purposes. In addition, the Company has recorded approximately $2,362,000 of expenses which are not deductible for federal income tax purposes. These expenses relate primarily to offering costs on the withdrawn IPO, original issue discount, and an extension fee and default interest on notes payable. At December 31, 1997, the Company had approximately $1,131,000 of net operating losses of which $563,000 and $568,000 expire in 2011 and 2012, respectively.
The deferred tax asset of $1,512,000 arising from temporary differences has been offset by an equal valuation allowance. No tax expense (benefit) is recorded as a result of increases in the valuation allowance.

Net loss per common share

Net loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The 72,810 incremental common shares attributed to outstanding options and warrants, for 1997,as computed under the treasury stock method, have not been included in the loss per common share calculations. Pursuant to FASB Statement No.128 Earnings per share, no adjustment is made for diluted earnings per share purposes since the Company is reporting a net loss and common stock equivalents would result in anti-dilutive per share amounts.

Fair value of financial instruments

The Financial Accounting Standards Board issued FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, which became effective December 31,1995. This Statement requires the disclosure of fair values for all financial instruments as defined in the Statement for which it is practicable to estimate fair value.

The carrying amounts of financial instruments including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value because of their short maturity.

Management has determined that it is not practicable to estimate the fair value of the debt as of December 31, 1997 due to the related party nature of these agreements.

Accounting for stock-based compensation

Effective January 1, 1996, the Company adopted FASB Statement No.123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, such as stock options and stock purchase plans. The Statement generally suggests but does not require stock-based compensation arrangements for employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Transactions occurring after December 15, 1995 with non-employees shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for stock-based compensation for employees are required to disclose the effect on net income and earnings per share as if the provision of Statement No.123 were applied. The Company has decided not to adopt the accounting provisions of this Statement for employees' stock-based compensation arrangements.

Current accounting development

The FASB issued Statement No.131 Disclosures about Segments of an Enterprise and Related Information. Statement No.131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending after December 31, 1997. The Company has not determined the effect of the adoption of this Statement would have on the Company's financial statements.


Note 2.  Land and Construction in Process

Development costs of The Mesquite Star Hotel and Casino (under construction and scheduled to open in the spring of 1998 in Mesquite, Nevada) follow:

                                                         December 31,
                                                       1997       1996
                                                   (Dollars in Thousands)

Land                                                  $ 4,710    $ 4,710

Costs of construction (estimated additional
  obligations under construction contracts
  of $5.5 million at December 31, 1997)                 8,339      5,099

                                                      $13,049    $ 9,809

The land is a 25.2 acre site in Mesquite NV ("Mesquite land"). Costs of construction includes architectural and engineering plans, permits and approval costs, on and off-site infrastructure improvements, and grading and foundation work at the site. Interest capitalized during the years ended December 31, 1997, and 1996 and during the period from (inception)December 2, 1993 to December 31, 1997 was approximately $245,000, $266,000 and $1,495,000, respectively.

Construction of the facility was substantially curtailed from July, 1996 to September 30, 1997. Interest costs charged to expense, instead of to construction, was approximately $912,000 in 1997 and $567,000 in 1996.

Note 3.  Prepaid Expenses and Other Assets
Prepaid expenses and other assets follow:

                                                           December 31,
                                                         1997        1996
                                                      (Dollars in thousands)

Option to develop land(note 9)                           $ 257      $   -
Loan commitment fees                                        46          -
Prepaid consulting fees                                     54          -
Deferred offering costs                                      -        145
Other                                                       74         84

                                                         $ 431      $ 229

Note 4.  Notes Payable

Notes payable is summarized as follows:

                                                            December 31,
                                                         1997          1996
                                                       (Dollars in thousands)

Notes payable to shareholders of $7,285,000 net
   of $784,000 unamortized original issue discount,
   secured by deeds of trust on the Mesquite land.
   Interest is payable monthly, either at the
   greater of the Bank of Hawaii prime interest
   rate (8.5 percent at December 31, 1997) plus
   3 percent, or 11 percent. Principal
   is due August, 1999.(A)                            $ 6,501       $ 6,301

Note payable to a former shareholder, secured by
   deed of trust on the Mesquite land. Interest
   is payable monthly, either at the greater
   of the Bank of Hawaii prime interest rate
   (8.5 percent at December 31, 1997) plus
   3 percent, or 11 percent. Principal is due
   on the earlier of September, 1999; the date
   of refinancing of any other lien secured by
   the property which is junior in priority to
   the lender's deed of trust; or the date that
   the property is sold.(B)                            1,099         1,058

Note payable to shareholder, unsecured and
non-interest bearing, due September, 1998.(C)            200          -

Other                                                   -               14
                                                      ______        ______
                                                     $ 7,800       $ 7,373

(A) Following the closing of the IPO in September of 1997, the shareholders agreed to extend the terms of the notes based on the terms described above. In addition, accrued interest of approximately $960,000 was added to the principal amount of the notes and approximately $274,000 of accrued default interest was waived by the shareholders. The corresponding credit entry for this transaction was to additional paid-in capital. In consideration of this extension, the Company issued these shareholders warrants to acquire a total of 400,000 shares of common stock at an exercise price of $2.75 per share. Original issue discount in the amount of $896,000 was recorded for the granting of these warrants and $112,000 of this discount was expensed during the year ended December 31, 1997.

The loan agreement with the shareholders provides the Company with the option of making up to $525,000 in interest payments due after the closing of the IPO in the form of common stock. The Company must pay interest in cash and not in common stock to the extent there is sufficient positive cash flows from operations in excess of working capital needs. The shares of common stock issued pursuant to this loan agreement shall be valued based on the average closing price of the Company's common stock for five business days preceding the interest payment due date. The Company intends to issue approximately 71,000 shares of common stock subsequent to year end for the related $241,000 of accrued interest at December 31, 1997.

In addition the shareholders forgave $450,000 of a $475,000 note payable (which was issued as a loan extension fee in 1997 by the Company and charged to expense on the Statement of Operations) following the closing of the IPO. The corresponding credit entry for this transaction was to additional paid-in capital.

(B) Following the closing of the IPO in September of 1997, this note was extended under the terms described above. In addition, approximately $41,000 of accrued interest was added to the principal amount of the note.

(C) In September of 1997, the Company issued a $200,000 note payable as consideration for the option to purchase an indirect interest in a North Las Vegas property. The corresponding debit entry for this transaction was to other assets (See Notes 3 and 9).

Total interest expense paid or accrued to the shareholders was approximately $965,000 and $710,000 for the years ended December 31, 1997 and 1996, respectively. Total interest expense paid or accrued to the former shareholder was approximately $122,000 and $97,000 for the years ended December 31, 1997 and 1996, respectively. All of the above debt at December 31, 1997 matures in 1999 except for the $200,000 note payable which matures in 1998.

Note 5.   Capital Stock

Initial Public Offering

On September 24, 1997, the Company completed an initial public offering ("IPO") of 1,725,000 units consisting of one share of Common Stock and two redeemable Common Stock Purchase Warrants at $5.50 per unit. The registered holder of each Warrant may purchase, at any time, over a five-year period commencing on September 18, 1997, one share of the Company's Common Stock at a price of $5.50 per share. Commencing 90 days from September 18, 1997, the Warrants are subject to redemption by the Company at $0.05 per Warrant on 30 days prior written notice to the Warrant holders, if the closing price of the Common Stock as reported in the NASDAQ Automated Quotation System Small Cap Market averages in excess of $11.00 for a period of 20 consecutive trading days ending within 15 days prior to the notice of redemption. The net proceeds to the Company of $7,739,000 were after underwriting discounts, commissions, and other costs associated with the offering.

Offering costs of approximately $975,000 were expensed during the year ended December 31, 1996 due to the withdrawal of an IPO during that period.

Authorized shares

The Company has authority to issue an aggregate of 100,000,000 shares, of which 50,000,000 shares have been designated as Common Stock with $0.01 par value and 1,500,000 shares have been designated as Series A Convertible Non-Voting Preferred Stock with a $0.01 par value. The Company is not required to pay any dividends on the preferred stock.

In June of 1997, the Company's shareholders approved a 1 for 9.54 reverse stock split which became effective concurrently with the consummation of the IPO. All share and per share amounts presented in these financial statements have been adjusted for this reverse stock split.

Preferred stock

In June of 1997, the Company delivered an exchange offer to the holders of the preferred shares which gave them the right to convert each of the preferred shares into common stock at a ratio of .7 shares of common stock for every 1 share of preferred stock. As of December 31, 1997, 1,405,844 preferred shares have been exchanged for 984,082 shares of common stock and the capital stock accounts have been adjusted accordingly.

Common stock

In May 1995, certain stockholders of the Company granted the Company an option to purchase a total of 171,514 shares of the Company's common stock for a purchase price of $2.38 per share. In December, 1995, the Company exercised that option, but the transaction was never completed due to the withdrawal of a planned IPO in 1996. As a result, the Company delivered "termination of option agreements" to such stockholders and executed agreements had been received from each of these stockholders at December 31, 1997.

Note 6.  Stock Options, Warrants and Other Rights

Stock Options

The Company's shareholders approved the 1997 Stock Incentive Plan ("the Plan") for a total of 1,266,994 shares in June of 1997. The outstanding options under a former stock option plan have been incorporated into the 1997 Plan and no further options will be made under it. The incorporated options will continue to be governed by their existing terms. Stock options, stock appreciation rights and other stock-based awards may be granted under this new Plan. Awards under the Plan may be made to Company employees, directors, officers and consultants of the Company. The Plan confers upon the Compensation Committee (as Plan Administrator) the discretion to determine the number of the shares applicable to each option, the term of each option, and the time or times during its term when the option becomes exercisable. The Plan requires that the exercise price for awards made subsequent to the closing of the IPO be at fair market value at the date of grant. No option may be granted under the plan after July, 2007.

A summary of Plan activity under the current and former employees stock option plans, for the years ended December 31, 1997 and 1996 follows:

                                            1997                   1996
                                               Weighted              Weighted
                                      Number     Average      Number   Average
                                        of      Exercise        of    Exercise
                                      Shares     Price        Shares

Outstanding at beginning of year      151,596     $ 8.59     151,596    $ 8.59
   Granted                          1,068,000       3.27        -           -
   Canceled or relinquished          (151,596)     (8.59)       -           -
   Exercised                             -           -          -           -

Outstanding at end of year          1,068,000     $ 3.27     151,596    $ 8.59


Awards exercisable at end of year        -           -       133,580        -
Available to grant, end of year        99,398        -        78,360        -
Weighted-average fair value of
  awards granted during the year         -        $ 2.03         -      $ 7.29


The following table presents additional information as it relates to the above awards:

                                                                  Weighted-
                                                                   Average
                                                                   Remaining
                                                              Contractual life
                                    Number of  Weighted-      For awards out-
                                      Awards   Average  Weighted-  standing at
                                    Granted in Exercise   Average  December 31,
Awards granted with exercise prices    1997     Price   Fair Value    1997
Equal to market price when granted    33,000  $ 2.05    $0.36      9.75 years
Less than market price when
   granted                         1,025,000    3.28     2.10      9.50 years
Greater than market price when
   granted                            10,000    5.50     0.52      9.75 years

                                   1,068,000                       9.50 years

In July of 1997, options to purchase 151,596 shares of common stock granted under the prior stock option plan were canceled and replaced by granting 1,025,000 options under the 1997 Plan with the modification of certain terms. 147,058 of these options vest upon opening of the Mesquite Star hotel and Casino, 887,942 options vest over five years and the remaining 33,000 options vest over three years. Additional compensation (and a corresponding credit entry to additional paid-in capital) of approximately $495,000 will be recorded as services are provided. Approximately $71,000 of expense was recorded during the year ended December 31, 1997.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plan with regards to stock awards granted to employees. Accordingly, compensation costs have been recognized in accordance with this opinion and related interpretations. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, the Company's net loss and net loss per common share, for the years ended December 31, 1997 and 1996 would have increased as reflected in the following proforma amounts:
                                                             December 31,
                                                          1997          1996
                                                        (Dollars in thousands
                                                     except per share amounts)


   Net loss:
     As reported                                         $(3,498)    $ (2,670)
     Proforma                                             (3,618)      (2,698)

   Net loss per common share:
     As Reported                                         $ (2.36)    $  (5.00)
     Proforma                                              (2.44)       (5.06)


The proforma compensation costs recognized for the fair value of the stock options granted, which was estimated using the minimum-value method, including risk-free interest rate of 6.5%, and estimated life of the options of 36 to 60 months and no dividends.


A summary of option activity with non-employees for the years ended December 31, 1997 and 1996 follows:

                                            1997                   1996
                                                Weighted              Weighted
                                      Number     Average      Number   Average
                                        of      Exercise        of    Exercise
                                      Shares     Price        Shares   Price

Outstanding at beginning of year       27,906     $ 3.60      27,906    $ 3.60
   Granted                             98,548       3.80        -           -
   Canceled or relinquished           (26,858)     (3.00)       -           -
   Exercised                             -           -          -           -

Outstanding at end of year             99,596       $ 4.00    27,906    $ 3.60

Awards exercisable at end of year      24,596                   -

In July of 1997, 7,862 shares of common stock previously granted under the prior stock option plan to a consultant were canceled and replaced by granting 75,000 options under the 1997 Plan with the modification of certain terms.

Approximately $5,000 of consulting expense (and a corresponding entry to additional paid-in capital) will be recorded as the services are provided. No expense was recorded during the year ended December 31, 1997. These 75,000 common stock options have a weighted average price of $3.32 and a weighted average remaining contractual life of 9.50 years. The other 23,548 common stock options granted in 1997 were granted with an exercise price of $5.50 and have a weighted average remaining contractual life of 4.75 years.

In addition, shareholders agreed to relinquish 17,948 shares of stock options and all debt conversion rights in connection with the extension of the debt following the closing of the IPO as discussed in Note 4.

Warrants

In connection with securing notes payable, the Company issued warrants to purchase 26,205 shares of the Company's common stock at $9.25 per share in1995. The Company allocated approximately $243,000 of the proceeds to the warrants and recorded a corresponding original issue discount on the note. The proceeds allocated to the warrants were determined based on the difference between the purchase price and the estimated fair value of $18.51 for the common stock when issued. During the year ended December 31, 1996, the remaining $97,000 of the discount was recognized as expense. In addition, these warrants expired during the year ended December 31, 1996.

In connection with the private placement of the Series A preferred stock in 1994, the Company issued warrants to purchase 15,547 shares of the Company's common stock at $44.07 per share. The remaining contractual life for these warrants is approximately 1 year as of December 31, 1997.

Warrants to purchase 13,102 and 26,205 shares of the Company's common stock at $9.54 and $18.51 per share, respectively were issued in 1995 in connection with a note payable which was later purchased by shareholders. The remaining contractual life for these warrants is approximately 2.5 years as of December 31, 1997.

In addition to the 400,000 warrants granted in 1997 to shareholders in consideration of the notes payable extension as discussed in Note 4, the Company granted a shareholder warrants to purchase 79,839 shares of the Company's common stock at an exercise price of $0.25 for various consulting services provided to the Company. Approximately $342,000 of consulting expense (and a corresponding credit entry to additional paid-in capital) was recorded during the year ended December 31, 1997 relating to this transaction. Also, a shareholder was granted warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $2.00 per share for assisting with the arrangement of the North Las Vegas Option (See Notes 3 and 9). The Company recorded approximately $57,000 in other assets (and a corresponding credit entry to additional paid-in capital) in 1997 relating to this transaction. The remaining contractual maturity for these warrants is approximately 4.5 years as of December 31, 1997.

In connection with the IPO that closed in 1997, the representative underwriter was issued a warrant agreement entitling the underwriter to purchase 76,278 units, each comprised of one share of common stock and four common stock purchase warrants. The exercise price of the units is $8.03 as is the exercise price for the warrants included in the units. The remaining contractual maturity for these units is approximately 3.5 years as of December 31, 1997.

A summary of all common shares under issued stock options and warrants, at December 31, 1997 follows:

     Number of common shares
       Stock options                                          1,167,596
       Warrants issued in connection
         with IPO(note 5)                                     3,450,000
       Warrants underlying underwriter's warrant                305,112
       Shares underlying underwriter's warrant                   76,278
       Other warrants                                           554,693

          Total                                               5,553,679


Note 7.  Related Party Transactions

The Mesquite land was acquired from a company related through common ownership on December 2, 1993 in exchange for 288,260 shares of common stock, assumption of $2,442,000 of notes payable and the issuance of an additional note payable for $2,758,000.

The historical cost of the land acquired from the related company was approximately $4,639,000 which includes the original purchase price of the land of approximately $3,083,000 plus improvements and capitalized costs of approximately $1,556,000. The difference between the historical cost basis and the cost to the Company to acquire the property of approximately $588,000 has been treated as a preferential dividend. The land costs have been reduced by this amount with a corresponding reduction to additional paid-in capital.

This same related party loaned the Company $500,000 in 1995 and the total notes payable to this related party at December 31, 1997 is approximately $1,099,000 as reflected in Note 4. In July 1997, the makers of the other notes payable, reflected in note 4, purchased 280,398 shares of common stock from this related party at a purchase price of $1.68 and became shareholders of the Company.

Note 8.  Commitments and Contingent liabilities

Lease
The Company leases real property near the Mesquite Star Hotel and Casino, which is under construction and scheduled to open in the spring of 1998, pursuant to a noncancellable lease which expires in the year 2000. However, the lease may be terminated by the lessor upon 90 days notice. The lease requires annual minimum rents of $42,750. Future minimum rents totals approximately $99,000. The Company has an option to renew the lease for three additional 5-year terms. Rent expense, including other month-to-month leases was approximately $51,000 and $89,000 in 1997 and 1996, respectively.

Employment agreements
The Company has employment agreements with two of its officers. The terms of the agreements are for five years and contain minimum base level salary requirements and include provisions where both officers upon termination are eligible for severance pay and certain other benefits as outlined in the agreements.

In addition to the matters described above, the Company is involved in various other claims and litigation arising in the normal course of business. While any claim or litigation has an element of uncertainty, management believes that the final outcome of these other matters will not have a material adverse effect upon the Company's financial statements.

Note 9.  North Las Vegas Option Agreement

The Company entered into a option agreement in April, 1996 that provides the Company the option to purchase an indirect 20% ownership interest, (which is estimated to be approximately $2,200,000) in a 25-acre parcel of unimproved real property located in the city of North Las Vegas, Nevada. As discussed in Note 4, the Company issued a $200,000 note payable as consideration for the option. The option expires in September of 1999. Upon payment of the note, the funds are expected to be used for planning, engineering, promotional expenses and design work with respect to the project and are non-refundable and not applicable to the option purchase price, but are reimbursable in connection with the development and financing of the project.

One of the Company's shareholders (Note 4) has an ownership interest in the above property.

Note 10.  1997 Bridge Financing

On September 24, 1997, the Company repaid all the bridge financing plus the accrued interest, and the entire discount on such financing was expensed in 1997.

The Company obtained $1,000,000 of the bridge financing in February, 1997. The Company also received $400,000 of additional bridge/construction financing in April and May of 1997. For each $25,000 cash investment (a unit), an investor received a $25,000 senior promissory note and 3,318 shares of common stock. The notes required interest at 8% per annum, and were due in full on the earlier of
(1) two years from the date of the notes; (2) within ten business days following the closing of the proposed IPO; or (3) financing of the Company totaling $4 million or more in gross proceeds. Notes totaling $1,050,000 were secured by deeds of trust on the Mesquite property and $350,000 was secured by an assignment of contract for a mechanics lien on the Mesquite property for $400,000.

The Company allocated approximately $308,000 of the proceeds of the combined 56 units to equity which resulted in an original issue discount in the same amount
amortized over the expected life of the notes.   The proceeds allocated to
equity were determined based on the estimated fair value of the common stock when the units were issued.

Note 11.  Year 2000

The Company has conducted a review of its computer systems to identify systems that could be affected by the year 2000 issue, and is developing a remediation plan to resolve the issue.

The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data and cause a system to fail.

Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial position and results of operations.

Note 12.      Subsequent Events and Financing

Sales of Land

The Company entered into an agreement subsequent to year end with an unrelated party. The Company has agreed to sell a portion of the Mesquite land (27,100 square feet) for $450,000 and the closing is scheduled for May 15, 1998.

In addition to the $450,000 of consideration, the agreement provides for future consideration of 5,199 square feet of land to be transferred to the Company. The Company expects to record a gain as a result of this transaction.

Change of Fiscal Year End

On April 1, 1998, the Company's Board of Directors determined to change the Company's fiscal year end to June 30 of each year, beginning with June 30,1998. The Company will file a transition report on Form 10-KSB for the transition period January 1, 1998 through June 30, 1998.

Debt Financing

In January, 1998 the Company has obtained a $5,000,000 construction loan to finance the development and construction of the Mesquite Star (the "Secured Financing"). The Secured Financing consists of a $5,000,000 construction loan from First Credit Bank (the "First Credit Loan") secured by a first deed of trust and UCC-1 fixture filings on the Mesquite Property. In connection with the Secured Financing, the PMJ Debt and the Kelley Loan have subordinated to the new first deed of trust on the Mesquite Property.

Under the terms of the First Credit Bank Construction Loan Agreement between First Credit Bank and the Company (the "Bank Loan Agreement"), the First Credit Loan is an 18-month construction loan in the principal amount of $5,000,000 which bears interest at a fluctuating rate of interest per annum equal to the sum of prime plus 2.5%. Pursuant to the First Credit Bank Loan Agreement, upon maturity of the 18-month construction loan, the Company could request and obtain a three-year extension of the First Credit Loan (the "Three-Year Loan") if certain specified conditions are met, including: (i) the timely completion of construction of the Mesquite Star project, (ii) the Company's full payment and performance of the Company's loan obligations to First Credit Bank during the 18-month construction phase, and (iii) payment of a loan extension fee of $50,000 (the "Loan Extension Fee"), plus additional costs and fees associated with the closing of the Three-Year Loan.

The principal was increased from $5,000,000 to $5,450,000 by First Credit Bank, by letter dated March 27, 1998.

On March 31, 1998, Drs. Kelley and Tam executed a financing commitment to lend to the Company up to $1,000,000 on the terms set forth therein. The obligations of Drs. Kelley and Tam under the commitment were conditioned upon the execution of legal documentation satisfactory to the parties and their counsel. The loan is to bear interest at the greater of Bank of Hawaii prime rate of interest plus 3% per annum or 12% per annum with a $10,000 commitment fee. The loan is to be secured by a deed of trust encumbering the Company's property in Mesquite, Nevada and governed by the terms of the New Kelley Loan Agreement. Advances can be obtained for current working capital purposes upon 20 days advance notice no sooner than June 1, 1998 and no later than March 26, 1999. A condition to any advance is that the Company shall possess all gaming licenses required to fully operate the Mesquite Star Hotel and Casino. The loan would be due and payable one year from the initial draw date. As consideration for the loan commitment, Drs. Kelley and Tam were issued warrants in the amount of 37,500 shares each to purchase shares of Common Stock at an exercise price of $2.00 per share. In addition, for each $100,000 principal amount advanced under the loan, Drs. Kelley and Tam are to receive an additional 7,500 warrants each to purchase shares of Common Stock at a purchase price of $2.00 per share. All warrants are immediately exercisable for a term of five years and include a cashless exercise features. The warrants are subject to certain registration rights.

Lease and Other Financing

The Company is arranging financing to fund the Mesquite Star furniture, fixtures and equipment for guest room furnishings, kitchen equipment, computer systems, gaming devices and associated equipment, and laundry equipment which collectively have aggregate capital costs estimated at approximately $5,650,000. In addition, the Company is leasing the Mikohn exterior free-standing highway sign and electronic reader board for $950,000 in total payments, which includes sign maintenance, finance charges, and the $125,000 end of term purchase option.

As of April 14, 1998, Company management has executed a lease contract with a capital cost of approximately $1,028,000; has executed other leases or installment contracts with various slot machine, computer and telephone equipment vendors covering capital costs of approximately $1,300,000; has executed conditional lease commitments and proposals with a capital cost of approximately $2,585,000 under which lease documents are currently being drafted and vendor invoices are being submitted for processing; is negotiating financing commitments for a capital cost of approximately $737,000, and has executed the $950,000 Mikohn highway sign lease.

MIKOHN SIGN
In February 1998, the Company entered into a Lease Agreement with Casino Excitement, Inc. (dba Mikohn Lighting & Sign), concerning the lease, ownership, location, installation, operation and maintenance of a double-faced, 99 foot high, pylon sign (the "Sign") at the Mesquite Property(the "Mikohn Agreement"). The Mikohn Agreement term is from July 1, 1998 through February 28, 2003 and includes a monthly rental rate of $12,500 per month, with the first payment due on November 1, 1998. In addition, the Company has agreed to pay an additional $50,000 in April 1998 and an additional $125,000 prior to January 31, 2000. At the end of the term of the Mikohn Agreement, the Company shall have the option to purchase the sign for $125,000. In addition, the Company shall have the option to purchase the sign for the net present value of the remaining lease payments (including the end of term option amount of $125,000) discounted at 10%, plus an additional sum of $25,000, at any time during the term.


IGT. The Company has entered into a 36-month lease agreement with IGT, dated April 8, 1998 concerning 159 IGT slot machines with a capital cost of approximately $1,028,000 which commences ninety days following the commencement of gaming operations. The lease requires monthly payments of $29,782 and contains a purchase option of approximately 20% of the capital cost at the end of the term.


PDS FINANCIAL CORPORATION. Under a lease proposal dated, April 14, 1998, approximately $1,417,000 of capital costs is to be financed by PDS Financial Corporation ("PDS") (the "PDS Financing"), for approximately $850,000 of furniture, fixtures and equipment and approximately $567,000 for 122 gaming devices from the PDS Slot Source inventory program. The noncancellable 36-month lease is to start June 1, 1998. One payment of approximately $41,598 is due upon execution of the lease, with the first monthly lease payment due July 1, 1998. The lease is to include a purchase option at the fair market value of the assets under lease to be determined at the end of the lease term.

TELERENT. On April 12, 1998, the Company executed a lease commitment with Telerent covering a capital cost for furniture, carpets and equipment of approximately $1,168,000 which will require monthly payments for the initial 36-months of $33,903, then payments of $11,568 for the remaining 24 months. The lease requires, among other things, a 1% commitment fee, and a security interest, and a mortgagee's waiver, covering such furniture, carpet and equipment.

OTHER EQUIPMENT FINANCING. Other equipment financing executed as of the date of this filing with various slot machine, computer and telephone and other equipment vendors with an aggregate capital cost of approximately $1,300,000 requires various monthly payments over 12 to 48 months.

The Company believes that existing cash, the Secured Financing, the PDS Financing and the additional financing required for the purchase of the highway sign, electronic reader board and other miscellaneous equipment and furnishings may be sufficient to satisfy its anticipated cash requirements in connection with the construction and opening of the Mesquite Star. Following the opening of the Mesquite Star, the Company believes that the Mesquite Star facilities will begin to generate cash flow from operations. The Company's itemized estimated costs for completion of the development and construction of the Mesquite Star facilities, totaling $5,500,000 are based on AF Construction Company, Inc.'s itemized estimate. In the event (i) such sources are not sufficient to satisfy cash requirements, including debt service, or (ii) any of such financing sources are not obtained, the Company will be required to seek additional financing, and there can be no assurance that such financing will be available upon terms acceptable to the Company, or at all. In addition, to repay the PMJ Debt and the Kelley Loan, the Company will be required to obtain funds from (i) the net proceeds from exercise of Warrants;
(ii) additional financing; (iii) positive net operating revenues from the Mesquite Star; or (iv) the sale of additional equity securities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS. The current directors and executive officers of the Company and their ages are as follows:

Name                     Age  Position

Michael J. Signorelli    52   Chairman, Chief Executive Officer, Secretary and
                              Director

Jeffrey L. Gilbert       51   President, Chief Operating Officer, Treasurer and
                              Director

Dr. Richard Tam          81   Director

James D. Meehan          46   Director

Michael J. Signorelli.  Mr. Signorelli is one of the founders of the Company.
He has been a director and chief executive officer of the Company since its inception, Chairman since April 1997 and Secretary since August 1995. He was President of the Company from its inception in 1993 until April 1997. Since December 1993, Mr. Signorelli has devoted substantially all of his business time and attention to the Company. As Chief Executive Officer, Mr. Signorelli is responsible for the daily operations associated with the development and construction of the Mesquite Star. From 1990 through 1993, Mr. Signorelli was also the Executive Vice President of PMJ Enterprises, Inc. As such Executive Vice President, Mr. Signorelli was responsible for the daily operations associated with the development of the Mesquite Property, which included obtaining the necessary entitlements, permits, approvals and licenses from the City of Mesquite, assisting in the development of architectural and landscaping plans for the hotel/casino, and locating long-term and interim financing sources for the initial development costs associated with the hotel/casino. From 1989 through 1990, he was Vice President of Walter Development Corp. in Las Vegas, Nevada. In this position, he was responsible for directing all Nevada operations of Walter Development Corp., which included the development, construction, financing and administration of the Paradise Bay, a 1,000-room hotel/casino in Laughlin, Nevada. During the construction of the Paradise Bay, Mr. Signorelli left Walter Development Corp. to join PMJ Enterprises, Inc. with Mr. Patrick Shannon. Due to the financial insolvency of Walter Development Corp., the Paradise Bay was never fully developed and did not open. Prior to his employment with Walter Development Corp., Mr. Signorelli was Director of Project Development for Lincoln Management, a company involved in the management of hotel/casino properties located in Reno and Las Vegas, Nevada, including Fitzgerald's Hotel & Casino in Las Vegas, Nevada. Mr. Signorelli attended the University of Rhode Island where he received his B.S. degree in Business

Administration with an emphasis in accounting and economics in 1968. He received his M.S. degree in Psychological Research from the University of Nevada in 1973; and his Ed.D. degree from the University of Nevada in 1978. Mr. Signorelli's term as a director expires at the Company's 2000 Annual Meeting of Stockholders.

Jeffrey L. Gilbert. Mr. Gilbert has served as a director of the Company since October 1, 1997 and as President and Chief Operating Officer of the Company since April 1997. He served as Executive Vice President and Chief Operating Officer from January 2, 1996 through April 1997. From March 1990 through April 1995, Mr. Gilbert was Executive Vice President and Chief Operating Officer of Jackpot Enterprises, Inc. ("Jackpot"), a New York Stock Exchange company, which operated four casinos and approximately 4,000 gaming machines at approximately 500 locations. While employed with Jackpot, Mr. Gilbert was responsible for various aspects of administration and management, as well the operations of the casinos and gaming route. Mr. Gilbert also served as a member of Jackpot's regulatory compliance committee. Mr. Gilbert ceased his employment with Jackpot in April 1995; however, he continued to be paid under his employment agreement through June 1995. From August 1995 to January 1, 1996, Mr. Gilbert served as a consultant for the Company and other businesses and he pursued his own business interests. Mr. Gilbert became an employee of the Company on January 2, 1996. For seven years prior to joining Jackpot, Mr. Gilbert held various positions with Bally Manufacturing Corporation, including Vice President and General Manager of Bally Gaming's Las Vegas operations. Mr. Gilbert has been licensed by the Nevada Commission as an equity owner, officer, director, and key employee; by Mississippi's Gaming Commission as an officer, director, and managing board member; and by the South Dakota Commission on Gaming as an owner, operator, and director.

Mr. Gilbert is currently involved in the following gaming related activities:
(i) serving as an officer, director and shareholder of Lotsa Slots, Inc., a Nevada corporation, whose primary business is a gaming route operator and gaming rights holder at restricted and non-restricted gaming locations in Nevada; (ii) serving as an officer, director and shareholder of Paradise Gaming Company, a Nevada corporation, which holds the rights to operate the Metropolitan Casino in Clark County, Nevada (although Mr. Gilbert is negotiating to sell his entire interest therein); (iii) serving as an officer, director and shareholder of Preferred Gaming Entertainment, a Nevada corporation, involved in the development of two small non-restricted casino operations in Nye County, Nevada;
(iv) serving as an officer, director and shareholder of Paradise Distributing Company, a licensed distributor of gaming devices in Nevada; (v) serving as a member of the Board of Directors of Universal Distributing of Nevada, Inc., a licensed manufacturer and distributor of gaming devices in Nevada, and other U.S. and foreign jurisdictions, and serving as a consultant to Universal's domestic and foreign operations; (vi) serving as an advisory member of the Board of Directors of Spin Tech Gaming Technologies, a publicly-traded company which markets proprietary gaming technology; and (vii) serving as a member of the Board of Directors of Avi Casino Enterprise, Inc., a wholly owned subsidiary of the Fort Mohave Indian Tribe of Needles, California, which operates the Avi Hotel & Casino in Laughlin, Nevada. Mr. Gilbert's term as a director expires at the Company's 1999 Annual Meeting of Stockholders.

Each of Messrs. Signorelli and Gilbert devote substantially all of his business time, attention, and energy to his duties to the Company as set forth in his Employment Agreement, although Mr. Gilbert is involved in the enterprises set forth in the preceding paragraph. See "MANAGEMENT - Employment Agreements."

Dr. Richard Tam. Dr. Tam has served as a director since October 1, 1997. Dr. Tam received his Bachelor of Arts in Civil Engineering from Stanford University and his Masters in Business Administration from Columbia University. In 1995, Dr. Tam received an honorary Doctor of Laws degree from the University of Nevada, Las Vegas. Dr. Tam is currently active as a private investor and real estate investor and developer. Dr. Tam also operates and manages his own thoroughbred breeding and racing business. Dr. Tam is also a principal in Desert Mesa Land Partners, a Nevada limited partnership which has granted the Company an option to purchase a 20% indirect ownership interest in a casino site in North Las Vegas, Nevada. See "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - North Las Vegas Option Agreement." Dr. Tam's term as a director expires at the Company's 1999 Annual Meeting of Stockholders.

James D. Meehan. Mr. Meehan has served as a director since October 1, 1997. Since 1983, Mr. Meehan has served as a partner in CM Properties, Inc., a real estate investment business, with interests in office, retail, single-family and multi-family housing located in Santa Ana, California. Mr. Meehan was previously a partner in both Garrett Development, Inc. and NU West R.E.I., which were both commercial real estate development entities. From 1978 to 1980, Mr. Meehan was engaged as an investment banker for Warberg-Parribas-Becker, dealing in corporate and government notes, bonds and commercial paper. Mr. Meehan received a BA in the honors program at the undergraduate school of Letters Arts and Sciences from the University of Southern California in 1975. Mr. Meehan received his MBA in finance from the graduate school of Business Administration of the University of Southern California. Mr. Meehan's term as a director expires at the Company's 1998 Annual Meeting of Stockholders.

The Company's Articles of Incorporation provide for a classified or "staggered" Board of Directors comprised of three classes of directors elected for terms expiring at the 1998, 1999 and 2000 Annual Meetings of Stockholders. Thereafter, each class is elected for a term of three years. By reason of the classified Board of Directors, one class of the Board comes up for re-election each year. Any further amendment to the Company's Articles of Incorporation affecting the classified Board may only be adopted upon the affirmative vote of not less than two-thirds of the issued and outstanding shares entitled to vote thereon.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and NASDAQ. These persons are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 1997, the Company's officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 1995, 1996 and 1997 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Name and
Principal                                         Other Annual
Position                 Year Salary ($)     Bonus ($) Compensation ($)1

Michael J. Signorelli         1997 $245,875    -0-            -0-
(Chairman, Chief Executive    1996  $120,000   -0-        $67,600
Officer and Secretary)        1995  $120,000   -0-            -0-

Jeffrey L. Gilbert            1997 $222,999    -0-            -0-
(President, Chief Operating   1996 $120,000    -0-            -0-
Officer and Treasurer)

LONG TERM COMPENSATION

Name and                      Restricted    Securities             All
Principal                     Stock         Underlying     LTIP    Other
Position                Year  Awards         Options/SARs Payouts Compensation

Michael J. Signorelli        1997     -0-     775,000        -0-     -0-
(Chairman, Chief Executive   1996     -0-         -0-        -0-     -0-
Officer and Secretary)       1995    $67,600  125,390        -0-     -0-

Jeffrey L. Gilbert          1997    -0-       250,000        -0-     -0-
(President, Chief Operating 1996    -0-           -0-        -0-     -0-
Officer and Treasurer)

1 See Footnote (3). Management believes that the value of non-cash benefits and compensation distribution to executive officers of the Company individually or as a group during each of the years 1995, 1996 and 1997 did not exceed the lesser of $50,000 or 10% of such officer's individual cash compensation. This table also does not include repayment of certain advances made to the Company by both Mr. Signorelli and certain members of his family.

2 Pursuant to a Restricted Stock Purchase Agreement dated August 27, 1995, Mr. Signorelli was granted a right to immediately purchase 4,193 shares of restricted Common Stock (the "Restricted Stock") at a purchase price of $2.39 per share. Mr. Signorelli purchased the 4,193 shares for a $10,000 promissory note on August 27, 1995. The Company believes that for purposes of recording compensation in accordance with APB No. 25, the per share fair market value of the Company's Common Stock on August 27, 1995 was equal to $18.51. Therefore, the difference between the aggregate fair market value on the date of grant and the purchase price of the Restricted Stock is includable in both Other Annual Compensation and Restricted Stock Awards of this table with respect to the Restricted Stock.

3 Mr. Signorelli was granted certain stock options in 1995, which are included in this table. In July 1997, these options were canceled and replaced by the grant of options to purchase (i) 117,647 shares of Common Stock for $2.00 per share and (ii) 657,353 shares of Common Stock for $3.50 per share. See "Stock Option Plan" and "Outstanding Stock Options and Restricted Stock."

4 Mr. Gilbert was granted options to purchase 26,205 shares of Common Stock in 1995 prior to his becoming an execute officer of the Company. In July 1997, these options were canceled and replaced by the grant of options to purchase (i) 29,411 shares of Common Stock for $2.00 per share, and (ii) 220,589 shares of Common Stock for $3.50 per share. See "Stock Option Plan" and "Outstanding Stock Options and Restricted Stock."

OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1997
(Individual Grants)

Name                 Number of   Percent of total
                     securities    granted to                         Market
                     underlying    employees                           Price
                      options       during       Exercise Expiration  on date
                      granted        1997          Price    Date      of grant

Michael J. Signorelli   775,000       73%        117,647
                                                  at $2.00;
                                                 657,353
                                                  at $3.50  June 30,
                                                              2000      $4.50


Jeffrey L. Gilbert      250,000       23%        29,411 at
                                                  at $2.00;
                                                 220,589
                                                  at $3.50  June 30,
                                                              2000      $4.50

EMPLOYMENT AGREEMENTS.

Signorelli Employment Agreement.

The Company and Mr. Signorelli entered into an Employment Agreement (the "Signorelli Employment Agreement"), dated effective January 2, 1996 (the "Effective Date"), as amended on June 30, 1997, pursuant to which Mr. Signorelli
serves as the Chief Executive Officer of the Company.   The term of Mr.
Signorelli's employment under the Signorelli Employment Agreement commenced on the Effective Date and will continue until September 23, 2002 (the "Termination Date"), unless earlier terminated in accordance with the terms of the Signorelli Employment Agreement; subject to automatic one-year extensions unless written notice of either party's intention not to extend has been given to the other party at least six months prior to the expiration of the then-effective term (the "Employment Term").

Pursuant to the Employment Agreement, the Company has agreed to pay Mr. Signorelli a base salary at the minimum annual rate of $120,000, which minimum annual rate increased to $200,000 on the closing of the Company's IPO and will increase to $240,000 on the date when the Mesquite Star opens for business. The agreement also required that, upon the closing of the Company's IPO, the Company paid to Mr. Signorelli $75,000 as reimbursement of expenses advanced by Mr. Signorelli in connection with the conception and development of the Mesquite Star prior to January 2, 1996. Mr. Signorelli's base salary may be increased (but not decreased) by the Board of Directors based upon performance review. Following commencement of operations at the Mesquite Star, Mr. Signorelli is also entitled to participate in the Company's Executive Employee Bonus Plan described below. Mr. Signorelli may also receive an additional discretionary bonus based on criteria established by the Board of Directors. Mr. Signorelli will be entitled to participate in all employee pension and welfare benefit plans and programs made available to the Company's senior level executives. Mr. Signorelli will also be entitled to reimbursement of expenses, car allowance, vacation, holidays and other perquisites in accordance with the Company's normal personnel policies for senior level executives of the Company, including, without limitation, complementary rooms at the Mesquite Star. Mr. Signorelli is also permitted to continue to participate in PMJ Enterprises, Inc., which owns approximately 1.1 acres of land contiguous to the Mesquite Property, subject to any business opportunity with respect thereto being offered to and rejected by
the Company.   Upon termination of the Signorelli Employment Agreement for any reason, the Signorelli Employment Agreement requires the Company to continue to provide health insurance coverage to Mr. Signorelli, at Mr. Signorelli's expense, for 24 months following the termination date.

Payments Upon Termination of Employment.

a. Death or Disability. Upon death or disability, Mr. Signorelli will be entitled to his accrued but unpaid base salary and bonus, continued applicable Company benefits for a one-year period and the right to exercise any vested stock options for a one-year period after termination. In addition, the Signorelli Employment Agreement requires that the Company acquire and maintain a policy of life insurance in the face amount equal to 12 months' base salary (determined as if the Mesquite Star were open for business) covering the life of Mr. Signorelli.

b. Termination for Cause. If Mr. Signorelli is terminated "for cause," as defined in the Signorelli Employment Agreement, he is entitled to his unpaid base salary through the expiration of a 30-day notice period, but would not be entitled to any further payments.

c. Termination for Nonsuitability. Upon termination of Mr. Signorelli's employment for failure to meet the licensing requirements or finding of suitability as set forth in Nevada's gaming law or any other applicable licensing laws, and, contingent upon Mr. Signorelli's and the Company's signing a mutual written general release, Mr. Signorelli will be paid his base salary through the termination date, and an amount equal to 25 months of base salary, determined at the annual rate of $200,000.

d. No Termination "Without Cause." Until the Mesquite Star is open and operating, the Company cannot dismiss or terminate Mr. Signorelli for any reason other than as a result of death or disability, for cause, or as a result of a failure to satisfy licensing requirements. After the Mesquite Star is open and operating, Mr. Signorelli's employment with the Company may be terminated without cause upon 60 days' prior written notice. Upon termination of Mr. Signorelli's employment without cause, and contingent upon Mr. Signorelli's signing a release, Mr. Signorelli is entitled to receive as liquidated damages
(i) his base salary through the termination date, (ii) any bonus, and all other benefits and amounts to which Mr. Signorelli is entitled, or would be entitled but for the acceleration of the termination date, through the balance of his employment term, and (iii) the immediate vesting of Mr. Signorelli's stock options as of the termination date.

e. Termination of Mr. Signorelli for Good Reason. Upon termination of Mr. Signorelli's employment for "good reason" (as defined in the Signorelli Employment Agreement) and, contingent upon the Company's and Mr. Signorelli's signing a release, Mr. Signorelli would be entitled to the following: (i) his base salary through the termination date, (ii) an additional amount equal to 12 months of base salary, (iii) a pro rata portion of any bonus to which Mr. Signorelli would otherwise be entitled for the year in which such termination occurs, (iv) all other benefits and amounts to which Mr. Signorelli is entitled or would be entitled for six months, and (v) the immediate vesting of all of Mr. Signorelli's stock options. The definition of "good reason" includes Mr. Signorelli's failure to be elected to serve on or removal from the Board for any reason other than death or disability.

f. Termination Upon Change of Control. Upon termination of Mr. Signorelli's employment upon a change in control of the Company, and contingent upon Mr. Signorelli's and the Company's signing a release, Mr. Signorelli is entitled to receive (i) all benefits which would be due to him under clauses (i) through
(iv) of paragraph e. above, or the amounts specified in clauses (i) and (ii) of paragraph d. above, whichever is greater, (ii) the immediate vesting of all stock options, and (iii) any amount of Mr. Signorelli's base salary accrued and unpaid through the termination date and an additional amount equal to Mr. Signorelli's base salary in lieu of unused vacation pay.

Gilbert Employment Agreement.

In General.   The Company and Mr. Gilbert entered into an Employment Agreement
(the "Gilbert Employment Agreement") effective as of January 2, 1996, as amended pursuant to which Mr. Gilbert agreed to become the President and Chief Operating Officer of the Company and initial General Manager of the Mesquite Star. The term of Mr. Gilbert's employment under the Gilbert Employment Agreement will continue until September 23, 2002 and will be automatically extended without further action of either party for additional one-year periods, unless written notice of termination is given at least six months prior to the expiration of the then-effective term.

The Gilbert Employment Agreement provides that Mr. Gilbert be a nominee for the Company's Board. Mr. Gilbert is required to meet the licensing requirements or finding of suitability as set forth in Nevada's gaming law and all other applicable licensing laws. The Company has agreed to pay Mr. Gilbert a base salary as follows: (i) for the first 12 months of the Gilbert Employment Agreement at the annual rate of $120,000, which annual rate increased to $150,000 upon the closing of the IPO, (ii) for the second 12 months of the Gilbert Employment Agreement at the annual rate of $175,000, and (iii) for the remaining term of the Gilbert Employment Agreement, at the annual rate of $200,000. In January 1998, Mr. Gilbert has agreed to waive the salary increase due to him for the second 12 months (January - December 1998) concurrently, the Company issued him a ten year option to purchase 15,000 shares of Common Stock, at an exercise price of $2.19. Mr. Gilbert's base salary may be increased (but not decreased) by the Board of Directors based upon performance review. Following commencement of operations at the Mesquite Star, Mr. Gilbert is also entitled to participate in the Executive Employee Bonus Plan as describedbelow. See "Executive Employee Bonus Plan." Mr. Gilbert's annual compensation under the Plan is not permitted to be less than one-half percent of the Company's EBITDA. Mr. Gilbert may also receive an additional discretionary bonus based on criteria established by the Board of Directors. Mr. Gilbert will be entitled to participate in all employee pension and welfare benefit plans and programs made available to the Company's senior level executives. Mr. Gilbert will also be entitled to reimbursement of expenses, car allowance, vacation, holidays and other perquisites in accordance with the Company's normal personnel policies for senior level executives of the Company, including, without limitation, complementary rooms at the Mesquite Star. Mr. Gilbert is also permitted to continue to participate in activities as an officer and director of, or a consultant to, certain gaming and real estate entities, so long as they do not interfere with the performance of Mr. Gilbert's duties. As of the present time, Mr. Gilbert is involved in a number of gaming related activities. See "MANAGEMENT - Directors and Executive Officers."

Payments Upon Termination of Employment.

a. Death or Disability. Upon death or disability, Mr. Gilbert will be entitled to accrued but unpaid base salary and bonus, continued applicable Company benefits for a one-year period and the right to exercise any vested stock options for a one year period after termination.

b. Termination for Cause. If Mr. Gilbert is terminated "for cause," as defined in the Gilbert Employment Agreement, he is entitled to his unpaid base salary through the expiration of a 30-day notice period, but would not be entitled to any further payments.

c. Termination for Nonsuitability. Upon termination of Mr. Gilbert's employment for failure to meet the licensing requirements or finding of suitability as set forth in Nevada's gaming law or any other applicable licensing laws, and, contingent upon Mr. Gilbert's and the Company's signing a release, Mr. Gilbert will be paid the following: (i) his base salary through the termination date, (ii) the pro rata portion of any bonus to which Mr. Gilbert would otherwise be entitled for the year of termination, and (iii) immediate vesting of all of Mr. Gilbert's stock options.

d. Termination "Without Cause." Upon the Company's termination of Mr. Gilbert without cause, and contingent upon Mr. Gilbert's and the Company's signing a release, Mr. Gilbert is entitled to receive as liquidated damages (i) his base salary through the termination date, (ii) the pro rata portion of any bonus to which Mr. Gilbert would otherwise be entitled for the year of termination,
(iii) $100,000, payable in six equal consecutive monthly installments over a six-month period, (iv) all other accrued benefits and amounts to which Mr. Gilbert is entitled or would be entitled for six months following termination,
(v) the immediate vesting of Mr. Gilbert's stock options as of the termination date, and (vi) payments or benefits under any applicable Company benefit coverages.

e. Termination of Mr. Gilbert for Good Reason. Upon termination of Mr. Gilbert's employment for "good reason" (as defined in the Gilbert Employment Agreement) and, contingent upon Mr. Gilbert's and the Company's signing a release, the Company would be required to pay to Mr. Gilbert the following: (i) his base salary through the termination date, (ii) $100,000, payable in six equal consecutive monthly installments, (iii) the pro rata portion of any bonus to which Mr. Gilbert would otherwise be entitled for the year in which such termination occurs, (iv) all other benefits and amounts to which Mr. Gilbert is entitled or would be entitled under the Gilbert Employment Agreement (but for the acceleration of the termination date) through the sixth month anniversary date following the termination date, and (v) effective as of the termination date, the immediate vesting of all of Mr. Gilbert's stock options.

f. Voluntary Termination. Mr. Gilbert may voluntarily terminate his employment with the Company for any reason upon 180 days' advance written notice to the Company. However, upon the expiration of such 180-day period, Mr. Gilbert would not be entitled to any further payments under the Gilbert Employment Agreement.

g. Termination Upon Change of Control. Mr. Gilbert's termination upon a change in control in the Company, and only upon Mr. Gilbert's and the Company's execution of a release, Mr. Gilbert is entitled to receive all benefits which would be due to him under clauses (i) through (iv) of paragraph e. above, and the immediate vesting of all stock options belonging to Mr. Gilbert. In addition, in the event of Mr. Gilbert's termination upon a change of control, Mr. Gilbert will receive base salary accrued and unpaid through such termination date, and an additional amount equal to Mr. Gilbert's base salary in lieu of unused vacation pay.

EXECUTIVE EMPLOYEE BONUS PLAN. The Company's Board is considering the adoption of an Executive Employee Bonus Plan (the "Plan"), which will relate to the Company's financial performance, and provide incentives to the executives participating in the Plan. Upon implementation, the Plan will entitle a specified group of executives to each receive an annual cash bonus ("Bonus") equal to a percentage of the Company's EBITDA. It is proposed that the Plan will use a sliding scale approach measured against a targeted budget number (the "Budget"), with an increased percentage of EBITDA paid to each executive participating in the Plan as the Budget is met and exceeded. Bonuses are intended to provide executives with an opportunity to receive additional cash compensation based upon the financial performance of the Company.
Messrs. Signorelli and Gilbert will be entitled to participate in the Plan under the terms of the Signorelli Employment Agreement and Gilbert Employment Agreement, respectively.

STOCK OPTION PLAN.

1997 Stock Incentive Plan. The Company's 1997 Stock Incentive Plan (the "1997 Plan") is intended to serve as the successor equity incentive program to the Company's 1993 Stock Option and Compensation Plan (the "Predecessor Plan"). The 1997 Plan became effective on July 1, 1997 upon adoption by the Board of Directors and has been approved by the stockholders. 1,266,994 shares of Common Stock have initially been authorized for issuance under the 1997 Plan. However, in no event may any one participant in the 1997 Plan receive option grants or direct stock issuances for more than 200,000 shares in the aggregate per year in or after the calendar year 2000.

Outstanding options under the Predecessor Plan were incorporated into the 1997 Plan and no further option grants will be made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1997 Plan to those options.

The 1997 Plan is divided into two separate components: (i) the Discretionary Option Grant Program under which eligible individuals in the Company's employ or service (including officers, non-employee Board members and consultants) may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price (at any date after the Offering) not less than 100% of their fair market value on the grant date, and (ii) the Stock Issuance Program under which such individuals may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, through the purchase of such shares at a price not less than 100% of their fair market value at the time of issuance or as a bonus tied to the performance of services.

The Discretionary Option Grant Program and the Stock Issuance Program are administered by the Compensation Committee. The Compensation Committee as Plan Administrator has complete discretion to determine which eligible individuals are to receive option grants or stock issuances, the time or times when such option grants or stock issuances are to be made, the number of shares subject to each such grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum time for which any granted option is to remain outstanding.

Under the Stock Issuance Program, participants may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, in exchange for cash or as a bonus for past services, at a price equal to the fair market value of the shares on the date of issuance. The shares may, in the Plan Administrator's discretion, be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service or upon specified performance objectives. Should a participant's service with the Company cease before the individual's shares have vested, then any unvested shares will be surrendered to the Company and canceled at that time. However, any unvested shares will vest fully and immediately upon certain changes in the ownership or control of the Company.

The exercise price for the shares of Common Stock subject to option grants made under the Plan may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date. The option may also be exercised through a same-day sale program without any cash outlay by the optionee. In addition, the Plan Administrator may authorize the Company to provide financial assistance to one or more optionees in the exercise of their outstanding options by allowing such individual to deliver a full-recourse, interest-bearing promissory note in payment of the exercise price and any associated withholding taxes incurred in connection with such exercise.

In the event that the Company is acquired by merger or asset sale, each outstanding option under the Discretionary Option Grant Program which is not to be assumed by the successor corporation will automatically accelerate in full, and all unvested shares under the Stock Issuance Program will immediately vest, except to the extent the Company's repurchase rights with respect to those shares are to be assigned to the successor corporation. The Plan Administrator will have the authority under the Discretionary Option Grant and Stock Issuance Programs to grant options and to structure repurchase rights so that the shares subject to those options or repurchase rights will automatically vest in the event the individual's service is terminated, whether involuntarily or through a resignation for good reason, within 18 months following (i) a merger or asset sale in which those options are assumed or those repurchase rights are assigned or (ii) a hostile change in control of the Company effected by a successful tender offer for more than 50% of the outstanding voting stock or by proxy contest for the election of Board members.

Stock appreciation rights are authorized for issuance under the Discretionary Option Grant Program which provide the holders with the election to surrender their outstanding options for an appreciation distribution from the Company equal to the excess of (i) the fair market value of the vested shares of Common Stock subject to the surrendered option over (ii) the aggregate exercise price payable for such shares. Such appreciation distribution may be made in cash or in shares of Common Stock. There are currently no outstanding stock appreciation rights.

The Plan Administrator has the authority to effect the cancellation of outstanding options under the Discretionary Option Grant Program (including options incorporated from the Predecessor Plan) in return for the grant of new options for the same or different number of option shares with an exercise price per share based upon the fair market value of the Common Stock on the new grant date.

The Board may amend or modify the 1997 Plan at any time. The 1997 Plan will terminate on July 1, 2007, unless sooner terminated by the Board. As of December 31, 1997, 1,166,548 options have been granted under the 1997 Plan, all of which were granted during 1997.

FISCAL YEAR-END OPTION VALUES1

                          Number of Securities          Value of Unexercised
                          Underlying Unexercised        In-the-Money Options
                          Options at Fiscal Year-End2    at Fiscal Year-End3

Name                      Exercisable  Unexercisable  Exercisable  Unexercisable

Michael J. Signorelli (3)       -0-       775,000        $0.00          $0.00
Jeffrey L. Gilbert (4)          -0-       250,000         0.00           0.00

(1) No option or Stock Appreciation Rights (SARs) were exercised by any Company employee in 1997, and there are no outstanding SARs held by any employee or director of the Company.

(2) The sum of the numbers under the Exercisable and Unexercisable columns of this heading represents each named executive officer's total outstanding options.

(3) In July 1997, options granted under a prior plan were canceled and replaced by the grant of options to purchase (i) 117,647 shares of Common Stock for $2.00 per share and (ii) 657,353 shares of Common Stock for $3.50 per share. See "Stock Option Plan" and "Outstanding Stock Options and Restricted Stock."

(4) In July 1997, options granted under a prior plan were canceled and replaced by the grant of options to purchase (i) 29,411 shares of Common Stock for $2.00 per share, and (ii) 220,589 shares of Common Stock for $3.50 per share. See "Stock Option Plan" and "Outstanding Stock Options and Restricted Stock."

COMPENSATION OF DIRECTORS. Directors receive no additional compensation for services as a director except that non-employee directors of the Company are reimbursed for their expenses incurred and grants of Stock options pursuant to the Company's 1997 Stock Incentive Plan. See "EXECUTIVE COMPENSATION - STOCK OPTION PLAN."

Outstanding Stock Options and Restricted Stock. The Company has granted to Mr. Signorelli pursuant to the 1997 Plan, (i) a non-qualified option to purchase 117,647 shares of the Company's Common Stock at an option price of $2.00 per share which vests upon the opening of the Mesquite Star and (ii) an incentive Stock option to purchase 657,353 shares of the Company's Common Stock at an option price of $3.50 per share which vests 20% per year over five years or earlier if the Company achieves revenues of $30,000,000 or $5,000,000 EBITDA in any fiscal year. Mr. Signorelli has purchased 4,193 shares of restricted Stock for a $10,000 promissory note on August 27, 1995. The exercise of Mr. Signorelli's option shares is contingent upon Mr. Signorelli's continued employment with the Company. Mr. Signorelli is permitted to exercise all or a portion of the 775,000 option shares by (i) surrendering some of his 4,193 shares of restricted Stock to the Company at their fair market value as of the exercise date; and (ii) delivering a promissory note to the Company for the balance of the exercise price.

The Company has granted to Mr. Gilbert pursuant to the 1997 Plan, (i) a non-qualified option to purchase 29,411 shares of the Company's Common Stock at an option price of $2.00 per share, which vests upon the opening of the Mesquite Star, and (ii) an incentive Stock option to purchase 220,589 shares of the Company's Common Stock at an option price of $3.50 per share which vests 20% per year over five years or earlier if the Company has revenues of $30,000,000 or EBITDA of $5,000,000 in any fiscal year. In addition, the vesting of Mr. Gilbert's Stock options will accelerate and be exercisable upon the effective date of one of the following transactions (a "Corporate Transaction")
(a) a
merger or acquisition in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state of the Company's incorporation, (b) the sale, transfer or other disposition of all or substantially all of the assets or Stock of the Company, or (c)any other corporate reorganization or business combination in which 50% or more of the Company's outstanding voting Stock is transferred to different holders in a single transaction or a series of related transactions. As long as Mr. Gilbert Remains employed with the Company, the option is exercisable until July 1, 2007.

On December 11, 1997, the Company granted each of Dr. Tam and Mr. Meehan an option exercisable until December 11, 2007 to purchase 12,500 shares of Common Stock at a per share exercise price of $2.03. This option is exercisable after December 11, 1998 provided that (i) Dr. Tam and Mr. Meehan has, respectively, continued to serve as a director of the Company or at least agreed to serve and
(ii) the Company's shareholders have approved an increase in the number of shares of Common Stock issuable under the Company's 1997 Stock Incentive Plan by at least the amount of shares subject to this option.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS OF THE COMPANY. The following table sets forth certain information as of April 8, 1998, regarding beneficial ownership of the Company's Common Stock prior to the Offering by (i) each person who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors and nominees, and executive officers, and (iii) the directors and executive officers of the Company as a group. Unless otherwise provided, the percentages set forth in this Section are calculated with respect to each person as follows: (i) using a denominator equal to the amount of outstanding Common Stock plus, for each person, any Common Stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges and other rights; and (ii) using a numerator equal to any Common Stock actually owned by that person plus any Common Stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges and other rights.

Title of    Name and Address              Number of          Ownership
Class       of Beneficial Owner           Shares             Percentage(1)
                                          Beneficially
                                          Owned

Common      Richard Tam                      775,074 (2)         19.7%
            2140 W. Charleston Blvd.
            Las Vegas, NV 89012

Common    Interworld Group LLC               775,074 (2)         19.7%
          2140 W. Charleston Blvd.
          Las Vegas, NV 89012

Common    Valley Star, LLC                   775,074 (2)         19.7%
          2140 W. Charleston Blvd.
          Las Vegas, NV 89102

Common    Richard Roy Kelley                 422,208 (3)         10.9%
          2375 Kuhio Avenue
          Honolulu, HI 96815-2939

Common      Jeffrey L. Gilbert                15,000 (4)            *
            Cypress Center
            3175 West Post Road
            Las Vegas, NV 89118

Common      James D. Meehan                   6,250  (5)            *
            313 N. Birch St., 1st Flr.
            Santa Ana, CA 92701

Common     Michael J. Signorelli              4,193  (6)            *
            Cypress Center
            3175 West Post Road
            Las Vegas, NV 89118

Common      Directors and Executive          800,517   (2.4.5.6)     20.4%
            Officers as a Group


     1 The amount of outstanding securities included in calculating the percentages is 3,609,719 shares of outstanding Common Stock.

     2 As reported by Dr. Tam, Interworld Group, LLC and Valley Star, LLC in their Schedule 13D dated April 8, 1998 filed with the SEC, includes (i) 220,338 shares held of record by Interworld Group, LLC, of which Dr. Tam is the controlling managing member, (ii) 167,341 shares held directly by Dr. Tam, (iii) 50,057 shares held of record by Valley Star, LLC, of which Dr. Tam is the controlling managing member, (iv) a warrant to purchase 200,000 shares held by Dr. Tam, currently exercisable at a price of $2.75 per share until August 13, 2002, (v) a warrant to purchase 79,839 shares held by Dr. Tam, currently exercisable at a price of $0.25 per share until September 23, 2002, (vi) a warrant to purchase 37,500 shares held by Dr. Tam, currently exercisable at a price of $2.00 per share until March 31,2003 and (vii) a warrant to purchase 20,000 shares held by Dr. Tam, currently exercisable at a price of $2.00 per share until September 23, 2002. Does not include an option to purchase 12,500 shares held by Dr. Tam at a price of $2.05 per share that will become exercisable upon the following (i) approval of an increase in the shares subject to the Company's 1997 Stock Incentive Plan, and (ii) Dr. Tam serving as a director through December 10, 1998.

     3 As reported by Dr. Kelley in his Schedule 13D dated April 10, 1998, filed with the SEC, including (i) 148,708 shares held directly by Dr. Kelley, (ii) a warrant to purchase 200,000 shares held by Dr. Kelley, currently exercisable at a price of $2.75 per share until August 13, 2002, (iii) a warrant to purchase 37,500 shares held by Dr. Kelly, currently exercisable at a price of $2.00 per share until March 31, 2003, and (iv) a warrant to purchase 36,000 shares held by Dr. Kelley, currently exercisable at a price of $5.50 per share until September 18, 2002.

     4 Includes an option to purchase 15,000 shares of Common Stock at a price of $2.19, currently exercisable until January 21, 2008. Does not include options to purchase 29,411 and 220,589 shares of Common Stock at exercise prices of $2.00 and $3.50 per share, respectively. See "MANAGEMENT - Outstanding Stock Options and Restricted Stock."

     5 Includes 6,250 shares of Common Stock held by the Meehan Family Trust of which Mr. Meehan is Trustee. Does not include an option to purchase 12,500 shares held by Mr. Meehan at a price of $2.05 per share that will become exercisable upon the following (i) approval of an increase in the shares subject to the Company's 1997 Stock Incentive Plan, and (ii) Mr. Meehan serving as a director through December 10, 1998.

     6 Does not include options to purchase 117,647 and 657,353 shares of Common Stock at exercise prices of $2.00 and $3.50 per share, respectively. See "MANAGEMENT - Outstanding Stock Options and Restricted Stock."

     *  Less than one percent

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following is a brief description of certain relationships and related transactions.

KELLEY/TAM LOANS. In September 1997, the Kelley Loan was extended until August 15, 1999. The principal amount and accrued interest was approximately $6,742,000, net of unamortized original issue discount, at December 31, 1997. Dr. Tam has a 50% loan participation interest in a significant portion of the Kelley Loan. The Kelley Loan is secured by a first deed of trust and several subordinate deeds of trust on the Mesquite Property and the Company's assets. The Kelley Loan bears interest at the greater of the prime rate of interest plus three percent or 11%, and will be payable on a monthly basis, interest only, until its maturity date.

In consideration of the extension of the Kelley Loan, each of Drs. Kelley and Tam have been granted a warrant to purchase 200,000 shares of Common Stock of the Company at the purchase price of $2.75 per share. All other warrants, options or equity or conversion rights otherwise held by Drs. Kelley and Tam pursuant to the Kelley Loan (which were issued in connection with the financing as described above) were relinquished.

In connection with the extension of the Kelley Loan, the Company has paid Drs. Kelley and Tam a loan fee of $475,000 in the form of a secured note payable to Drs. Kelley and Tam. Concurrent with the closing of the Company's IPO, $450,000 of this loan fee was waived.

On March 31, 1998, Drs. Kelley and Tam executed a financing commitment to lend to the Company up to $1,000,000 and were each issued warrants to purchase 37,500 shares of Common Stock. See " BUSINESS - Equity and Debt Financing - Kelley Loan."

PURCHASE OF PMJ ENTERPRISES, INC.'S SHARES BY DRS. KELLEY AND TAM. In May 1997, Drs. Kelley and Tam purchased from PMJ Enterprises, Inc., which is controlled by Patrick J. Shannon, a total of 280,398 shares of Common Stock of the Company, with Dr. Kelley purchasing 60,060 and Dr. Tam purchasing 220,338. The purchase price per share was $1.68 for an aggregate purchase price of $472,057.50. PMJ Enterprises, Inc. agreed to an extension of the PMJ Debt for a two-year period following the closing of the Offering in connection with the purchase of such shares. The Company has granted Drs. Kelley and Tam certain "piggy-back" registration rights giving them the right to register their shares of Common Stock in connection with certain Company registrations, which are subject to cut-back at the discretion of the underwriter, if any, with respect to any such registration.

THE COMPANY'S OPTION TO PURCHASE AN INTEREST IN NORTH LAS VEGAS REAL PROPERTY FROM DESERT MESA LAND PARTNERS, LTD. Pursuant to the Option Agreement between the Company, Desert Mesa and High Mesa, Desert Mesa has granted the Company an option to purchase from Desert Mesa an indirect 20% ownership interest in the North Las Vegas Property. Desert Mesa's general partner is a Nevada corporation in which Dr. Tam is an officer and a 35% stockholder. Dr. Tam is also an officer and 52.7% stockholder of High Mesa. See "BUSINESS - North Las Vegas Option Agreement."

See "Executive Compensation" for a discussion of certain transactions between the Company and certain of its executive officers and directors.

The Company believes that all of the above transactions with present or former officers, directors and stockholders of the Company and/or their affiliated companies were made on terms no less favorable to the Company than those available from unaffiliated parties. The Company plans to engage in transactions with officers and stockholders, if at all, in the future, on terms no less favorable to the Company than those which would be available from unaffiliated parties and subject to the approval of a majority of the disinterested independent members of the Company's Board of Directors.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit 3 - Articles of Incorporation and By-Laws

3.1. Restated Articles of Incorporation of the Company, filed October 3, 1995 (filed as Exhibit 3.2 to Pre-Effective Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

3.2. Certificate of Amendment to Restated Articles of Incorporation of the Company, filed September 18, 1997 (filed as Exhibit 3.2.1 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

3.3. Bylaws of the Company, dated December 2, 1993 (filed as Exhibit 3.3 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

3.4. Certificate of Amendment to Bylaws of the Company, dated July 23, 1997 (filed as Exhibit 3.4 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

Exhibit 10 - Material Contracts

10.1. Employment Agreement between Mr. Signorelli and the Company, dated January 2, 1996 (filed as Exhibit 10.67 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.2. First Amendment of Employment Agreement between Michael J. Signorelli and the Company, dated June 30, 1997 (filed as Exhibit 10.110 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.3. Employment Agreement between Jeffrey L. Gilbert and the Company, dated January 2, 1996 (filed as Exhibit 10.68 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.4. First Amendment of Employment Agreement between Jeffrey L. Gilbert and the Company, dated June 28, 1996 (filed as Exhibit 10.106 to Amendment No. 4 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.5.  Second Amendment of Employment Agreement between Jeffrey L. Gilbert and the Company, dated August 13, 1996 (filed as Exhibit 10.107 to Amendment No. 4 to Registration Statement No. 333-518-LA and incorporated herein by reference)
10.6.  Third Amendment of Employment Agreement between Jeffrey L. Gilbert and the Company, dated February 24, 1997 (filed as Exhibit 10.108 to Amendment No. 4 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.7. Fourth Amendment of Employment Agreement between Jeffrey L. Gilbert and the Company, dated June 30, 1997 (filed as Exhibit 10.109 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.8. Standard Form Agreement between Owner and Architect (the Company and Rissman & Rissman Associates), dated August 23, 1994 (filed as Exhibit 10.60 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.9. Standard Form of Agreement between Owner and Contractor (the Company and A.F. Construction Company), dated August 30, 1994 (filed as Exhibit 10.61 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.10. Warrant Agent Agreement, dated September 18,1997, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.8 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.11. 1997 Stock Incentive Plan (filed as Exhibit 10.103 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.12. Convertible Loan Agreement dated August 14, 1995 between the Company and Richard Kelley (filed as Exhibit 10.51 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.13. Amended and Restated Convertible Loan Agreement dated April 18, 1996 among the Company, Richard R. Kelley and Richard Tam (filed as Exhibit 10.78 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.14. Participation and Intercreditor Agreement, dated April 18, 1996, between Richard Kelley and Richard Tam (filed as Exhibit 10.53 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.15. Stock Purchase Agreement dated as of May 9, 1997 by and between the Company, PMJ Enterprises, Inc., Patrick J. Shannon, Dr. Richard Roy Kelley and Richard Tam (filed as Exhibit 10.111 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.16. First Amendment to Amended and Restated Convertible Loan Agreement between the Company and Richard R. Kelley dated July 17, 1997 (filed as Exhibit
10.123 to Amendment No. 6 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.17. Intercreditor Agreement by and among Richard Kelley, Richard Tam and PMJ Enterprises, Inc., dated May 1997

10.18. Option Agreement between the Company and Desert Mesa Land Partners, Ltd., a Nevada limited partnership dated April 23, 1996 (filed as Exhibit 10.84 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.19. First Amendment dated April 30, 1997 to Option Agreement between the Company and Desert Mesa Land Partners, Ltd., and High Mesa Development, Inc., dated April 23, 1996 (filed as Exhibit 10.117 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.20. Second Amendment dated September 8, 1997 to Option Agreement between the Company and Desert Land Partners, Ltd. and High Mesa Development, Inc.

10.21. Third Amendment, dated March 15, 1998 to Option Agreement and Amendment to Note between the Company and Desert Land Partners, Ltd. and High Mesa Development, Inc.

10.22. Operating Lease Commitment for $2,100,000 dated April 10, 1996 between the Company and PDS Financial Corporation (filed as Exhibit 10.87 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.23. Equipment Financing Commitment dated March 12, 1996 between the Company and PDS Financial Corporation (filed as Exhibit 10.88 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.24. Operating Lease Commitment for $700,000 dated March 29, 1996 between the Company and PDS Financial Corporation (filed as Exhibit 10.94 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

10.25. Construction Loan Agreement between First Credit Bank and the Company dated January 27, 1998

10.26.  Master Lease Agreement between IGT and the Company, dated April 8,
1998

10.27. Lease Agreement between Casino Excitement, Inc. dba Mikohn Lighting & Sign and the Company dated as of February 9, 1998

Exhibit 24 - Powers of Attorney

Exhibit 27 - Financial Data Schedule (filed on EDGAR only)

(b) REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1998.

                          NEVSTAR GAMING & ENTERTAINMENT CORPORATION




                             By: /s/ MICHAEL J. SIGNORELLI
                                 Michael J. Signorelli
                                 Chairman of the Board and
                            Chief Executive Officer


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who include a majority of the Board of Directors on behalf of the Registrant and in the capacities indicated on April 15, 1998.

Signatures                    Title                         Date

Jeffrey L. Gilbert       Director
James D. Meehan               Director
Michael J. Signorelli         Director
Richard Tam                   Director


By:/s/ Michael J. Signorelli                           April 15, 1998
   Michael J. Signorelli, individually,
   Chairman of the Board, Secretary and
   Chief Executive Officer (Principal
   Executive Officer) and as attorney-in-fact
   for the foregoing Persons


By:/s/ Jeffrey L. Gilbert                              April 15, 1998
   Jeffrey L. Gilbert
   President, Chief Operating Officer
   and Treasurer (Principal Financial
   Officer and Principal Accounting Officer)