Form 10QSB
period 1998-03-31
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 1998-05-15
CIK 1006384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB



(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                             or

[ ] Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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



There were 3,606,713 outstanding shares of Common Stock, par value $0.01 per share, as of May 11, 1998.



Transitional Small Business Disclosure Format: Yes____     NO  X

           NevStar Gaming & Entertainment Corporation
                           Form 10-QSB
              For the Quarter Ended March 31, 1998

                              INDEX


PART I.  FINANCIAL INFORMATION:                                       PAGE

  ITEM 1.   Financial Statements:

            Balance Sheet at March 31, 1998                              3

            Statements of Operations for the Three Month
             Periods Ended March 31, 1998 and 1997, and
             the period from inception (December 2, 1993)
             to March 31, 1998                                           4

            Statements of Cash Flows for the Three Month
             Periods Ended March 31, 1998 and 1997, and
             the period from inception (December 2, 1993)
             to March 31, 1998                                           5

            Notes to financial statements                                7


  ITEM 2.  Management's Discussion and Analysis or
             Plan of Operation                                          10

PART II. OTHER INFORMATION:

  ITEM 1. Legal Proceedings                                             15
  ITEM 2. Changes in Securities and Use of Prioceeds                    15
  ITEM 3. Defaults upon Senior Securities                               15
  ITEM 4. Submission of Matters to a Vote of Security Holders           15
  ITEM 5. Other Information                                             15
  ITEM 6. Exhibits and Reports on Form 8-K.                             15



SIGNATURES                                                              15

           NevStar Gaming & Entertainment Corporation
                  (A Development Stage Company)

                         Balance Sheets
                         March 31, 1998
                     (Dollars in Thousands)
                                  (Unaudited)


                                                         ASSETS
Cash and cash equivalents                                       $ 1,751

Land and construction in process                                 17,284

Deposits and other assets                                         1,138

                                                                $20,173


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $ 1,682

Accrued expenses                                                    102

Accrued interest                                                     70

Notes payable                                                    10,878

  Total liabilities                                              12,732

Stockholders' Equity:
  Series A convertible non-voting preferred
    stock, $.01 par value per share. Designated
    1,500,000 shares. Issued and outstanding
    64,500 shares                                                     1

  Common stock, $.01 par value per share.
    Designated 50,000,000 shares. Issued and
    outstanding 3,600,463 shares                                     36

  Additional paid-in capital                                     16,602
  Deficit accumulated during the development-stage               (9,198)
    Total stockholders' equity                                    7,441


                                                                $20,173

         See accompanying notes to financial statements.

NevStar Gaming & Entertainment Corporation
                  (A Development Stage Company)

                    Statements of Operations
       Three Month Periods Ended March 31, 1998 and 1997,
          and Period From Inception (December 2, 1993)
                        to March 31, 1998

        (Dollars in Thousands, Except Per Share Amounts)
                               (UNAUDITED)


                                                              Period from
                                                                Inception
                                                             (December 2,1993)
                                                               to
                                            1998     1997   March 31, 1998

Revenues                                      $   -   $    -      $    -

Costs and expenses:
  Compensation and related costs                 225       86       2,104
  Professional fees                               81       -          464
  Outside consultants                             29        7       1,035
  Extension fees on notes payable                 -        -          475
  Offering costs                                  -        -          975
  Rents                                           15       10         221
  Depreciation and amortization                    3       68         707
  Interest, net                                  112      354       2,254
  Other                                          236      114       1,126
                                                 701      639       9,361
Interest income                                   34        1         163
                                                 667      638       9,198

       Net loss                               $ (667)  $ (638)    $(9,198)


Loss per common share                        $ (0.19) $ (1.03)

Weighted average number
 of common shares outstanding              3,459,676  622,023




              See accompanying notes to financial statements.









           NevStar Gaming & Entertainment Corporation
                  (A Development Stage Company)

                    Statements of Cash Flows
       Three Month Periods Ended March 31, 1998 and 1997,
          and Period From Inception (December 2, 1993)
                        to March 31, 1998

                     (Dollars in Thousands)
                                   (UNAUDITED)
                                                                 Period from
                                                                  Inception
                                                              (December 2,1993)
                                                                     to
                                               1998      1997   March 31,1998

Cash flows from operating activities:
  Net loss                                   $ (667)  $  (638)    $(9,198)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                 3        68         707
    Accretion of discount on notes payable      112        73         774
    Common stock options and
      warrants expenses                          -         -        1,744
    Loss on investment                           -         -           34
    Extension fees on notes payable              -         -          475
    (Increase)in deposits
      and other assets                         (686)     (250)     (1,338)
    (Decrease) increase in accounts
      payable and accrued expenses             (308)      131       1,675

       Cash used in operating activities     (1,546)     (616)     (5,127)

Cash flows from investing activities:
  Hotel and casino construction costs        (3,281)     (290)     (9,903)
  Purchase of investment                         -         -          (34)

        Cash used in investing activities    (3,281)     (290)     (9,937)


                See accompanying notes to financial statements.












           NevStar Gaming & Entertainment Corporation
                  (A Development Stage Company)

              Statements of Cash Flows (continued)
        Three Month Periods Ended March 31, 1998 and 1997,
          and Period From Inception (December 2, 1993)
                          to March 31, 1998

                      (Dollars in Thousands)
                              (UNAUDITED)                  Period from
                                                                  Inception
                                                              (December 2,1993)
                                                                     to
                                               1998      1997    March 31,1998
Cash flows from financing activities:
  Proceeds allocated to:
    Warrants and original issue discount         -        220         551
    Convertible notes and bridge financing       -        780       2,054
  Issuance of notes payable                      -          9       5,438
  Construction loan draws, including fees     2,966        -        2,966
  Proceeds from preferred stock offering         -         -        4,978
  Principal repayments of notes payable          -        (14)     (6,088)
  Proceeds from issuance of
    common stock(note 5)                         -         -        7,771
  Change in construction costs payable         (521)       -         (855)
      Cash provided by
        financing activities                  2,445       995      16,815
Increase (decrease) in cash
  and cash equivalents                       (2,382)       89       1,751
Cash and cash equivalents, beginning          4,133         3         -

    Cash and cash equivalents, ending       $ 1,751    $   92     $ 1,751

Supplemental schedule of non-cash
  investing and financing activities:
    Issuance of common stock:
      payment of accrued interest           $   406    $   -       $  406
      payment of pre-opening expenses            75        -           75
    Issuance of note for option agreement        -         -          200
    Value allocated to warrants granted          -         -           57
    Accrued interest added to note principal     -         -        1,001
    Default interest on notes waived
      by shareholders                            -         -          274
    Note payable forgiven by shareholders        -         -          450
    Value of warrants recorded as
      original issue discount                    -         -          896
    Extension fees on notes payable              -         -          679
    Construction costs incurred and payable     954        -          954
    Acquisition of property:
      Notes payable assumed                      -         -        2,442
      Issuance of notes payable                  -         -        2,758
      Issuance of common stock                   -         -           28
      Preferential dividend                                -         (588)
              See accompanying notes to financial statements.
           NevStar Gaming & Entertainment Corporation
                  (A Development Stage Company)

                  Notes to Financial Statements
                         March 31, 1998
                           (Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements of NevStar Gaming & Entertainment Corporation, a Nevada corporation, include all adjustments, of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented, which are not necessarily indicative of those expected for a full year. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Report on form 10-KSB for the fiscal year ended December 31, 1997. Certain items included in the financial statements have been reclassified to conform to the current period presentation.

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

Net loss per common share is based on the weighted average number of shares of common stock outstanding. Common share equivalents of 235,964 attributable to outstanding options and warrants, computed under the treasury stock method, for the three month period ended March 31, 1998, have not been included in the loss per common share calculations because the result would be anti-dilutive.

(2) Land and Construction in Process

Development costs of The Mesquite Star Hotel and Casino, scheduled for completion in May of 1998, excluding land, aggregated approximately $12,600,000 at March 31, 1998. Additional obligations under the Construction contract are estimated at $2,200,000 at March 31, 1998.


Such costs include architectural and engineering plans, permits and approval costs, on and off-site infrastructure improvements, and grading and foundation work at the site, and capitalized interest. Interest of $292,000 was capitalized while interest of $112,000, consisting of amortization of original issue discount, was charged to expense during the three month period ended March 31, 1998.



(3) Deposits and Other Assets

A summary of deposits and other assets follows:
                                                       March 31,1998

                                                    (Dollars in thousands)
Deposits on Mesquite Star Hotel
  furniture and equipment                                  $  709
Option to develop land                                        257
Loan commitment fees                                            -
Prepaid consulting fees                                        36
Other                                                         136
                                                           $1,138
(4) Notes Payable

A summary of notes payable follows:
                                                       March 31,1998
                                                   (Dollars in thousands)
Prime rate, plus 2.5% (11% at March 31, 1998),
  Construction loan payable (A)                            $2,966

Notes payable to shareholders of $7,285,000 net
   of $672,000 unamortized original
   issue discount, secured by deeds
   of trust on the Mesquite land. Interest
   is payable monthly, either at the greater
   of the Bank of Hawaii prime interest rate
   (8.5 percent at March 31, 1998) plus
   3 percent, or 11 percent. Principal
   is due August, 1999 (B)                                  6,613

Note payable to a former shareholder, secured by
   deed of trust on the Mesquite land. Interest
   is payable monthly, either at the greater
   of the Bank of Hawaii prime interest rate
   (8.5 percent at March 31, 1998) plus
   3 percent, or 11 percent. Principal is due
   on the earlier of September, 1999; the date
   of refinancing of any other lien secured by
   the property which is junior in priority to
   the lender's deed of trust; or the date that
   the property is sold.                                    1,099

Note payable to shareholder, unsecured and
   non-interest bearing, due September, 1998.                 200

                                                           ______
                                                          $10,878






Letter of Credit

On March 31, 1998, Drs. Richard Kelley and Richard Tam executed a financing commitment to lend to the Company up to $1,000,000. The loan is to bear interest at the greater of Bank of Hawaii prime rate of interest plus 3% per annum or 12% per annum with a $10,000 commitment fee. The loan is to be secured by a deed of trust encumbering the Company's property in Mesquite, Nevada. Advances can be obtained for current working capital purposes upon 20 days advance notice no sooner than June 1, 1998 and no later than March 26, 1999. A condition to any advance is that the Company shall possess all gaming licenses required to fully operate the Mesquite Star Hotel and Casino. The loan would be due and payable one year from the initial draw date. As consideration for the loan commitment, Drs. Kelley and Tam were issued warrants in the amount of 37,500 shares each to purchase shares of Common Stock at an exercise price of $2.00 per share. In addition, for each $100,000 principal amount advanced under the loan, Drs. Kelley and Tam are to receive an additional 7,500 warrants each to purchase shares of Common Stock at a purchase price of $2.00 per share. All warrants are immediately exercisable for a term of five years and include a cashless exercise feature. The warrants are subject to certain registration rights.

Construction loan (A)

In January, 1998 the Company obtained a $5,000,000 construction loan to finance the development and construction of the Mesquite Star (the "Secured Financing"). The principal may be increased from $5,000,000 to $5,450,000, once certain conditions have been met, as outlined in a commitment letter dated March 27, 1998. The Secured Financing consists of a construction loan from First Credit Bank (the "First Credit Loan") secured by a first deed of trust and UCC-1 fixture filings on the Mesquite Property. In connection with the Secured Financing, the PMJ Debt and the Kelley Loan have subordinated to the new first deed of trust on the Mesquite Property on the original $5,000,000 loan and documents are being processed as required for the $450,000 loan increase. As of March 31, 1998, the Company had drawn approximately $2,966,000 of the available construction loan balance for payment of construction costs incurred, including approximately $207,000 (including $50,000 loan extension fee) in capitalized loan costs.

Under the terms of the First Credit Bank Construction Loan Agreement between First Credit Bank and the Company (the "Bank Loan Agreement"), the First Credit Loan is an 18-month construction loan in the principal amount of $5,000,000 which bears interest at a fluctuating rate of interest per annum equal to the sum of prime plus 2.5%. Pursuant to the Bank Loan Agreement, upon maturity of the 18-month construction loan, the Company could request and obtain a three-year extension of the First Credit Loan (the "Three-Year Loan") if certain specified conditions are met, including: (i) the timely completion of construction of the Mesquite Star project, (ii) the Company's full payment and performance of the Company's loan obligations to First Credit Bank during the 18-month construction phase, and (iii) payment of a loan extension fee of $50,000 (the "Loan Extension Fee"), plus additional costs and fees associated with the closing of the Three-Year Loan.

Notes Payable to Shareholders (B)

The Company's loan agreement with Drs. Richard Kelley and Richard Tam provides the Company with the option of making up to $525,000 in interest payments due after the closing of the IPO in the form of common stock. On March 31, 1998, the Company issued 143,296 shares of common stock in payment of approximately $406,000 of such accrued interest.

(5)Capital Stock

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

During June of 1997, the Company delivered an exchange offer to the holders of the preferred shares which gave them the right to convert each of the preferred shares into common stock at a ratio of .7 shares of common stock for every 1 share of preferred stock. As of March 31, 1998, 1,418,844 preferred shares have been exchanged for 993,182 shares of common stock and the capital stock accounts have been adjusted accordingly.

During January of 1998, the Company issued 21,634 shares of common stock in payment of approximately $75,000 of pre-opening costs and expenses.

(6) Sale of Land

The Company entered into an agreement in 1998 with an unrelated party whereby the Company has agreed to sell a portion of the Mesquite land (27,100 square feet) for $450,000 with the closing expected to occur in May 1998. In addition, the agreement provides for future consideration of 5,199 square feet of land to be transferred to the Company.

(7)Subsequent Events

On April 1, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to June 30, effective June 30,1998. The Company will file a Form 10-KSB transition report as of and for the six month period ending June 30, 1998.

On April 27, 1998, an independent third party executed a financing commitment to lend to the Company up to $250,000. The loan is to bear interest at the greater of Bank of Hawaii prime rate of interest plus 3% per annum or 12% per annum with a $2,500 commitment fee. The loan is to be secured by a deed of trust encumbering the Company's property in Mesquite, Nevada. Advances can be obtained for current working capital purposes upon 20 days advance notice no sooner than June 1, 1998 and no later than March 26, 1999. A condition to any advance is that the Company shall possess all gaming licenses required to fully operate the Mesquite Star Hotel and Casino. The loan would be due and payable one year from the initial draw date. As consideration for the loan commitment, warrants were issued in the amount of 17,850 shares each to purchase shares of Common Stock at an exercise price of $2.00 per share. In addition, for each $50,000 principal amount advanced under the loan the lender is to receive an additional 7,500 warrants each to purchase shares of Common Stock at a purchase price of $2.00 per share. All warrants are immediately exercisable for a term of five years and include a cashless exercise feature. The warrants are subject to certain registration rights.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

It should be noted that this document contains forward looking statements that are subject to risks and uncertainties. Forward looking statements include certain information relating to the Company's general business strategy, expansion plans, new opportunities, projected operating performance and liquidity, as well as information contained elsewhere in this Interim Report on Form 10-QSB where statements involve the use of the words "believe", "expect", "anticipate", "estimate" or expressions of similar import. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed or implied by the statements. The most important factors that could prevent the Company from achieving its goals and cause assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, without limitation and in addition to those discussed in the various documents filed by the Company with the Securities and Exchange Commission, the following:
(i) the highly competitive nature of the public gaming and entertainment market, which includes the market for the small to medium size or niche hotel/casinos, in which the Company plans to operate and the ability of the Company to successfully compete in this market with other hotel/casino companies for the most desirable hotel/casino customers and share of the geographical market; (ii) the ability of the Company to successfully implement its expansion strategy;
(iii) the need to raise future working capital and the uncertainty of additional funding (whether through financial markets, collaborative or other arrangements with strategic partners, or from other sources); (iv) the speculative nature of other gaming projects; (v)dependence on key personnel; and (vi) the Company's ability to generate sufficient cash flows, operating profits, and other income in order to fulfill its obligations for repayment of debt.

OVERVIEW

NevStar Gaming & Entertainment Corporation is a development stage company formed in December 1993 to develop, construct and operate a hotel casino in Mesquite, Nevada. The 210 room hotel casino, known as the Mesquite Star, which is scheduled for completion in May 1998 and opening on or before July 1, 1998, is expected to feature approximately 34,000 square feet of public area including two restaurants, a video arcade, a gift shop, and 12,000 square feet of gaming.

The Company is currently in the development stage, has no revenues since inception and has cumulative development stage losses of approximately $9,198,000 through March 31, 1998. For the Company to commence business and begin generating operating revenues at the Mesquite Star, receipt of necessary gaming licenses, securing of all additional vendor and third party financing, and implementation of the Company's marketing plans are necessary.

At May 11, 1998, construction of the Mesquite Star Hotel and Casino is estimated to be approximately 90 to 95 percent complete. Assuming no rain or other unforseen delays, AF Construction is expected to complete the project on schedule during May.

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

PLAN OF OPERATION

April 1, 1998 through March 31, 1999

The Company's plan of operation for the 12 month period ending March 31, 1999 includes completion by the contractor of the Mesquite Star Hotel and Casino construction in May of 1998; installation of furnishings, equipment, inventories and supplies; finalization of required financing; completion of licensing; hiring of managers and employees, and the intended opening of the property for business on or before July 1, 1998. However, there can be no assurance that the Company's plan of operation and opening of the Mesquite Star will be implemented.

The Company has hired senior management for the Mesquite Star, including the Vice-President and General Manager, the Director of Finance, the Director of Human Resources and other department managers, and recently began the phased recruiting, hiring and training of support staff. Management is currently establishing administrative and operating policies and procedures, including advertising and marketing programs, which may be implemented at various dates during the 12 month period ending March 31, 1999. When operational, the Mesquite Star is expected to employ approximately 350 employees, including managers.

North Las Vegas Option

In September of 1997, the Company issued a $200,000 note payable, which is due September 15, 1998, for an option to purchase a 20 percent indirect interest in a 25-acre parcel of unimproved real property in the city of North Las Vegas, Nevada. Upon payment, the $200,000 is intended to be used for preliminary project costs including planning, engineering, promotion and design. The sum is not refundable, nor applicable to the option purchase price, but may be reimbursed upon development and financing of the project.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its capital requirements by the sale of securities to private investors, from the proceeds of secured loans and from its Initial Public Offering. The Company is using the $7,739,000 of net proceeds received from its Initial Public Offering, $5,450,000 of secured financing and approximately $6,750,000 of equipment and sign financing described more fully in the following paragraphs to fund construction, furnishing, signs and pre-opening costs and expenses of the Mesquite Star Hotel and Casino.

Post offering construction expenses is estimated at approximately $8,500,000 (of which estimated costs for completion of the $8,000,000 contract for development and construction of the Mesquite Star facilities, at March 31, 1998 is approximately $2,200,000 based on the AF Construction Company, Inc.'s itemized estimate); the acquisition of furniture, fixtures and equipment is estimated at approximately $5,800,000; the Mikohn sign lease is $950,000 (including capital, financing, and maintenance costs, and the $125,000 end of term purchase option); and pre-opening costs and expenses is estimated at approximately $2,600,000 including inventories and supplies, prepaid taxes and licenses, advertising, and payroll costs.

In May 1998, the Company received a lease proposal for approximately $850,000 of hotel furnishings and equipment capital costs. On April 14, 1998, Company management executed a lease contract with a capital cost of approximately $1,028,000. Also, during April 1998, the Company executed conditional lease commitments and proposals with a capital cost of approximately $2,585,000 under which lease documents are currently being drafted and vendor invoices are being submitted for processing. In February 1998 the $950,000 Mikohn sign lease was executed. Leases or installment contracts have also been executed with various slot machine, computer and telephone equipment vendors covering approximately $1,300,000 of capital costs.

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

OTHER EQUIPMENT FINANCING. Other equipment with an aggregate capital cost of $1,300,000, to be provided by various slot machine, computer, and telephone and vendors will require various monthly payments, upon opening of the Mesquite Star, over 12 to 60 months.

MIKOHN SIGN. In February 1998, the Company entered into a Lease Agreement with CasinoExcitement, Inc. (dba Mikohn Lighting & Sign), concerning the lease, ownership, location, installation, operation and maintenance of a double-faced, 99 foot high, pylon sign (the "Sign") at the Mesquite Property(the "Mikohn Agreement"). The Mikohn Agreement term is from July 1, 1998 through February 28, 2003 and includes a monthly rental rate of $12,500 per month, with the first payment due on November 1, 1998. In addition, the Company has agreed to pay an additional $50,000 in April 1998 and an additional $125,000 prior to January 31, 2000. At the end of the term of the Mikohn Agreement, the Company shall have the option to purchase the sign for $125,000. In addition, the Company shall have the option to purchase the sign for the net present value of the remaining lease payments (including the end of term option amount of $125,000) discounted at 10%, plus an additional sum of $25,000, at any time during the term.

LETTER OF CREDIT

On March 31, 1998, Drs. Richard Kelley and Richard Tam executed a financing commitment to lend to the Company up to $1,000,000. The loan is to bear interest at the greater of Bank of Hawaii prime rate of interest plus 3% per annum or 12% per annum with a $10,000 commitment fee. The loan is to be secured by a deed of trust encumbering the Company's property in Mesquite, Nevada. Advances can be obtained for current working capital purposes upon 20 days advance notice no sooner than June 1, 1998 and no later than March 26, 1999. A condition to any advance is that the Company shall possess all gaming licenses required to fully operate the Mesquite Star Hotel and Casino. The loan would be due and payable one year from the initial draw date. Refer to note 9, Subsequent Events, elsewhere herein, regarding an additional $250,000 Letter of Credit.

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

The Company's success is substantially dependent upon the factors mentioned above, including the securing of financing, the successful completion of development and construction of the Mesquite Star Hotel and Casino and the successful operation thereof. In addition, continued operations are dependant on the Company's management's ability to generate positive operating revenues, procure additional financing and/or obtain additional equity capital from the exercise of warrants or other methods.

The Company believes that existing cash, the Secured Financing, the equipment financing, (including conditional commitments and proposals), and the Letter of Credit may be sufficient to satisfy its anticipated cash requirements in connection with the construction and opening of the Mesquite Star. However, there can be no assurance that the Company's plan of operation and opening of the Mesquite Star will be implemented.

PART II. OTHER INFORMATION

  ITEM 1.  Legal proceedings - Not Applicable.
  ITEM 2.  Changes in securities - Not Applicable.
  ITEM 3.  Defaults on senior securities - Not Applicable.
  ITEM 4. Submission of matters to a vote of security holders - Not Applicable.
  ITEM 5. Other information - Not Applicable.
  ITEM 6. Exhibits and Reports on Form 8-K:
           (a) Exhibits:
                10.1 Financing Commitment - Drs. Richard Kelly and Richard Tam
                10.2 Financing Commitment - Mr. Sam Hon

           (b) Reports on Form 8-K
                No reports were filed on Form 8-K during the Quarter ended March 31, 1998.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1998.

                          NEVSTAR GAMING & ENTERTAINMENT CORPORATION

                             By: /s/ MICHAEL J. SIGNORELLI
                                 Michael J. Signorelli
                                 Chairman of the Board and
                                 Chief Executive Officer

                            By: /s/ JEFFREY L. GILBERT
                                Jeffrey L. Gilbert
                                President, Chief Operating Officer
                                and Treasurer (Principal Financial
                                Officer and Principal Accounting Officer)