Form 10KSB
period 1998-06-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 1998-10-14
CIK 1006384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-KSB

     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  X       Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from January 1, 1998 to June 30, 1998.

                     Commission File Number 0-21071

                NEVSTAR GAMING & ENTERTAINMENT CORPORATION
(Name of Small Business Issuer in its Charter)

            Nevada                                      88-0309578
(State or Other Jurisdiction                 (IRS Employer Identification
No.)  of Incorporation or Organization)

313 Pilot Road, Suite B, Las Vegas Nevada 89119   (702) 269-1325
(Address of Principal Executive Offices)        (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class                Name of Each Exchange on Which Registered
      None                               None

Securities registered under Section 12(g) of the Exchange Act:

     Common Stock $0.01 par value

      Redeemable Common Stock Purchase Warrants
               (Titles of Classes)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No

Check if there is no disclosure of delinquent filers in response to Rule 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the six-month transition period ended June 30, 1998 were: $0.

There were 3,899,672 outstanding shares of common stock, par value $0.01 per share, as of September 30, 1998. The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, as of September 30, 1998, was $3,406,000 based on the last sales price on such date.

DOCUMENTS INCORPORATED BY REFERENCE: The responses to Part III of this Form 10-KSB are incorporated by reference to the registrant's proxy statement for its 1998 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:    Yes____   No  X
PART I

ITEM 1. DESCRIPTION OF BUSINESS

NevStar Gaming & Entertainment Corporation is a company formed to acquire, develop, construct, own and manage hotel/casino projects. The Company's strategy is to concentrate its efforts on "niche" markets such as "local" or "neighborhood" casinos. The Company obtained its license and related approvals from the Nevada Gaming Commission to conduct gaming at its initial hotel/casino, Mesquite Star Hotel and Casino (the "Mesquite Star") in Mesquite, Nevada, pursuant to an Order of Registration, dated June 23, 1998. On July 1, 1998, the Mesquite Star, opened for business and the Company began receiving revenues from operations. The Mesquite Star is located on an approximately 25-acre property in Mesquite, Nevada (the "Mesquite Property"). See "THE MESQUITE PROPERTY."

The Company was incorporated under the laws of the State of Nevada on December 2, 1993 under the name Mesquite Gaming Corp. On October 3, 1995, the Company changed its name to NevStar Gaming Corporation, and on September 18, 1997, changed its name to NevStar Gaming & Entertainment Corporation. From its incorporation through June 30, 1998, the Company had no revenues from operations.


INITIAL PUBLIC OFFERING. On September 24, 1997, the Company executed its initial public offering (the "IPO") of 1,725,000 units (the "Units") raising net proceeds of $7,738,648. Each Unit was sold for $5.50 and consisted of one share of the Company's Common Stock and two Redeemable Common Stock Purchase Warrants (each a "Warrant" and collectively, the "Warrants"). Initially, each Warrant entitled its registered holder to purchase, at any time, through September 17, 2002, one share of Common Stock at a price of $5.50 per share (the "Initial Exercise Price"). The Warrants are subject to redemption by the Company at $.05 per Warrant on 30 days prior written notice to the Warrantholders, if the closing bid price of the Common Stock as reported in the National Association of Security Dealers, Inc. Automated Quotation System ("NASDAQ") Small Cap Market averages in excess of $11.00 (the "Initial Notice Price") for a period of 20 consecutive trading days ending within 15 days prior to the notice of redemption. Both the Initial Exercise Price and the Initial Notice Price are subject to adjustment under certain circumstances. On July 1, 1998, due to issuances of additional Common Stock and warrants, the Warrants were adjusted to become the right to purchase 1.1 shares of Common Stock at a price of $5.06 per share. The Common Stock and the Warrants are listed on the NASDAQ Small Cap Market under the symbols NVST and NVSTW, respectively.

In connection with the IPO, the representative underwriter was issued a warrant to purchase 76,278 units, each consisting of one share of Common Stock and four Common Stock purchase warrants. The exercise price to purchase these units and the exercise price for the warrants included in these units are both $8.03.

THE MESQUITE PROPERTY. Mesquite, Nevada is located on Interstate 15 on the border of Nevada and Arizona, approximately 80 miles from Las Vegas and 37 miles from St. George, Utah. The Mesquite Property is adjacent to the Interstate 15 and East Sandhill Road Interchange. The Company has attempted to distinguish the Mesquite Star from other casinos in the Mesquite area by its emphasis on the "old west" and by a casual, friendly atmosphere catering to middle income, value oriented customers. The "old west" feel is evident from a customer's first sight of the facade of the Mesquite Star, which resembles a main street in an old west town. The Company has reinforced this western theme throughout the customer's stay with the use of western memorabilia in its interior decor, country/western music and the promotion of special events and activities such as rodeos and bull riding.

The newly constructed Mesquite Star consists of 210 rooms and suites, with a swimming pool, and a public area of approximately 34,300 square feet, featuring approximately 12,000 square feet of casino space initially containing 452 slot machines, 10 table games and Keno, a specialty restaurant, a 160-seat coffee shop, a gift shop, a hotel registration lobby and other amenities.

Phase I of the Mesquite Star Project utilizes about 11 acres of the approximately 25 acre site, including ground level parking for 624 cars. The remaining 12.5 acres (after giving effect to the parcel sales discussed below) is available for future development. Phase II development may include an additional 400 rooms, 55,000 square feet of additional public and gaming area, and a recreational vehicle park. Any future development is dependent upon the Company obtaining all necessary permits and financing therefor, as well as the suitability of the market for such development.

On September 11, 1998, the Company closed escrow to sell approximately 27,100 sq. ft. of the Mesquite Property to an unrelated third party for development as a drugstore site. The gross purchase price for the parcel was $450,000. As part of the transaction, NevStar received approximately 5,199 square feet of adjacent property which is being acquired by the drugstore site developer but which is not needed for the drugstore project.

The Company is currently in escrow to sell approximately 41,000 sq. ft. of the Mesquite Property adjacent to the above-referenced drug store site to an unrelated third-party for possible development as a fast food site. The gross purchase price for the parcel is $444,888, including the initial refundable deposit of $100,000 which was received by the Company on September 30, 1998.
The escrow is scheduled to close on or before October 31, 1998. The sale is conditioned upon a number of items, the most significant of which are the completion of a parcel map making the parcel a separate legal lot under the subdivision laws of the State of Nevada and a partial release of the parcel from the lien of all existing deeds of trust.

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

The Company believes Mesquite is becoming a full-service destination resort area recognized as an ideal year-round location for visitors and retirees. Championship golf courses, hunting, fishing and gaming offer Mesquite area residents and tourists a variety of recreational activities. Other features include a mild climate, a low tax structure and a favorable cost of living. In addition, Mesquite is a short driving distance from other major attractions, including boating and fishing located at Lake Mead National Park and Quail Creek Reservoir, three presently existing golf courses located in Mesquite, and seven additional golf courses located in St. George, Utah approximately 37 miles away, ski resorts located approximately 110 miles away, and various national and state parks located 40 miles away in the case of Snow Canyon State Park, and approximately 180 miles from Grand Canyon National Park. The climate in Mesquite is excellent for recreation. The sun shines approximately 85% of the time and the average daily maximum temperature is 77 degrees, and the average daily minimum temperature is 55 degrees. Average annual rainfall is approximately 4.34 inches. Winter daytime temperatures are pleasant with an average high of 60 degrees. The temperature on an average summer day often rises past 100 degrees.

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

The border town of Mesquite has similarities to other border towns in Nevada, including Stateline, which is located on Interstate 15 in southwestern Nevada and Wendover, which is located on Interstate 80 in northeastern Nevada. Like Mesquite, both Stateline and Wendover started with one casino/motel, rapidly developed additional properties, and have experienced high occupancy and increased gaming revenues.

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

BUSINESS AND MARKETING STRATEGY. The Company focuses its marketing efforts for the Mesquite Star in the following markets:

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

The Company has a membership agreement with Best Western International, Inc. ("Best Western"), for brand and reservations affiliation for the Mesquite Star. The agreement is effective through December 31, 1999 and is renewable annually. Best Western's worldwide reservation system and frequent travel program, Gold Crown International, serve 600,000 members in North America.
The Best Western nationwide reservations system, along with the display of the familiar Best Western logo to the motoring public as they travel along Interstate 15, is expected to increase the competitive edge of the Mesquite Star in its market niche.

The Company has a $620,000 capital lease contract, expiring February 18, 2003 with Mikohn Gaming Corporation with respect to its 10-story high exterior sign at the Mesquite Star. The sign provides travelers with dynamic color video graphics and messages from its highly visible location positioned adjacent to Interstate 15 and the Mesquite East Interchange. The sign carries the Mesquite Star's western theme, lettering and logo. The sign is expected to attract the attention of travelers in and near Mesquite, Nevada, thereby increasing the visibility and business potential of the Mesquite Star.

The Mesquite Star is one of the first casinos visible to southbound traffic on Interstate 15 from Utah and Arizona, but is one of the last to be seen by northbound traffic. The Nevada Welcome Center is located across Mesquite Boulevard from the Mesquite Property. This is the first welcome center that southbound travelers on Interstate 15 encounter in this area. It attracts travelers off the highway, which could be an advantage for the Mesquite Property. The extent to which traffic will be able to easily cross Sandhill Road to the Mesquite Property is yet to be determined. The ready flow of traffic from the Welcome Center and the other land uses adjacent to it (including a Budget Inn) would be beneficial to the Mesquite Property. Otherwise, most of this traffic is likely to turn right onto Sandhill Road and proceed under the Interstate 15 bridge to the Virgin River Hotel/Casino and Bingo, and Rancho Mesquite Hotel and Casino to the north.

A new Smith's grocery store is located to the southeast of the Mesquite Property on Sandhill Road. This store, at this location, is anticipated to increase residential traffic in the proximate area, which could be an advantage for the Mesquite Property. It is important to have access to the Mesquite Property from several locations to enhance accessibility by traffic in both directions on Sandhill Road. There is an existing Denny's restaurant, Arby's restaurant and Texaco gas station within one block of the Mesquite Star, with a Kentucky Fried Chicken restaurant planned in the same area.

The Company has positioned itself between Si Redd's Oasis Resort Hotel/Casino and the Virgin River Hotel/Casino and Bingo, on the one hand, which are low-rise properties with detached rooms, and Casa Blanca Resort Casino Spa, on the other hand, which is a high-rise hotel resort. The Company believes it will attract customers who will enjoy the Company's hotel and casino as an alternative to the motel environment and the increased cost of the resort alternative. The Company believes that it is competitive with and similar in size and scope to the recently opened Rancho Mesquite Hotel and Casino, except that Rancho's casino is detached from the related lodgings, while the Mesquite Star's casino is attached to its hotel. The Mesquite Star's room rates are competitive with the room rates currently charged by all the other hotel/casino properties in Mesquite.

Washington County, Utah, which contains the City of St. George, is a rapidly growing retirement and resort community. The St. George, Utah area has been recognized as a fast growing and desirable retirement area in the southwestern United States. The Company believes that a significant segment of the current customers of Si Redd's Oasis Resort Hotel/Casino, Virgin River Hotel/Casino and Bingo, Casa Blanca Resort Casino Spa, and the Rancho Mesquite Hotel and Casino (collectively the "Competing Mesquite Casinos") currently come from the Utah markets. To the Company's knowledge, the State of Utah has no present or proposed gaming activities.

Another significant segment of the Competing Mesquite Casinos' customers currently come from the Nevada market, including the Las Vegas area. The Company believes that Mesquite is a recognized weekend retreat for people in Las Vegas because of its recreational attractions and quiet resort-like atmosphere. The weekend rates and occupancy for the Competing Mesquite Casinos are higher than weekday rates. The Company intends to also focus on this market and to entice customers from Las Vegas during weekdays with special promotional packages.

The Company also anticipates attracting local customers comprised of Mesquite residents and hotel/casino employees. The top three employers in Mesquite are Casa Blanca Resort Casino Spa, Si Redd's Oasis Resort Hotel/Casino, and Virgin River Hotel/Casino and Bingo, which collectively employ approximately 2,860 people.

The Company promotes special events, such as rodeos and bull riding as well as the existing attractions and amenities located in the Mesquite area, including the championship golf courses, which are open to the public, as well as a local horseback riding ranch, gun club and a petting zoo.

The Company believes that the early 1998 opening of the Rancho Mesquite Hotel and Casino created critical mass in the Mesquite area, which will enable Mesquite to become more recognized and attractive as a destination resort area, and attract more customers to Mesquite. See "Competition."

Representative elements of the Company's strategy as currently identified, include, but are not limited to, the following key principles:

Strategic Location. Management of the Company believes that its location, convenient access and ample parking are critical factors in attracting interstate traffic, local patronage and repeat visitors. The Mesquite Star is strategically located as the moderately priced hotel/casino on Interstate 15 and the Mesquite Eastern Interchange, and management believes that the location provides the Company with a competitive advantage over other Mesquite hotel/casinos. Travelers are targeted through signage along Interstate 15. The Company also promotes the City of Mesquite and the Mesquite Star as a getaway retreat for people in Las Vegas because of its recreational attraction and quiet resort-like atmosphere.

Differentiating its Product from Competition. Management focuses the Company's marketing efforts of the Mesquite Star towards attempting to differentiate its advantages apart from other hotel/casinos in Mesquite, with a particular emphasis on a new moderately priced hotel, providing quality services, the "old west" theme, and its related special events and promotions.

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

Affordable Quality. Management is committed to providing a quality entertainment experience for its customers at a moderate price. Management believes that the value offered by the Mesquite Star's hotel, restaurants and buffet is a major factor in attracting gaming customers. The Company offers generous portions of high quality food and specialty menu items at reasonable prices. In addition, the Company provides a high level of value to its hotel guests by offering moderately priced rooms which are well-appointed relative to comparably priced hotels in Mesquite. Management believes that providing affordable quality to customers contributes significantly to casino patronage.

Emphasis on Slot Play. An integral part of the Company's business strategy is an emphasis on slot machine play in a friendly and convenient atmosphere. In addition, the Company has installed wide area linked progressive games, which offer players significantly higher jackpots. The Company also offers casino gaming tournaments to attract and retain frequent gaming customers.

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

Other forms of gaming conducted in certain areas of the United States include parimutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms. The gaming industry, including the development, operation and management of gaming sites and casinos, is highly competitive. The Company's gaming-related activities, including casino site development, operation and management will compete with other forms of gaming in Mesquite, Nevada, as well as in Las Vegas, throughout the States of Nevada and California, and throughout the United States. Major expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on the Company's business. In addition, on November 3, 1998, voters in California will vote on a proposal to allow Native American Indian Gaming in California. The Company believes that, if voters approve the ballot initiative, Native American Indian Gaming will be a major competitor for the Las Vegas Market. The gaming industry is currently undergoing significant changes in operations, amenities and technological advances, and it is impossible to accurately predict future trends or changes in the industry.

The gaming industry in Mesquite also competes with other forms of gaming, including low-stakes bingo games operated by non-profit organizations and pull-tab games; sports betting; riverboat gaming; parimutuel betting on horse racing, dog racing and jai-alai; state sponsored lotteries; and international gaming on cruise ships in international waters. One consequence of the growth in the gaming industry has been the increased pressure on state legislatures to allow competitive gaming activity in one form or another. Several states have approved or are considering approval of land-based casinos, riverboat gaming or dockside casinos. Increased support is also present in a number of states for approval of video slot machines for bars, restaurants and resorts. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its hotel-casino business. The development of casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada, such as California, could adversely affect the Company's operations.

In addition, non-gaming entertainment competes with the gaming industry for the public's disposable income. These other forms of entertainment affect the demand for gaming in Mesquite and the opportunities the Company has to develop other hotel/casinos. As a result of such competition, the business and financial condition of the Mesquite Star and other projects may be adversely affected.

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

The Competing Mesquite Casinos have larger facilities and more amenities than the Mesquite Star. Therefore, they provide significant competition for the Mesquite Star. Rancho Mesquite Hotel and Casino has facilities which are comparable to those of the Mesquite Star, has the advantage of having commenced operations at an earlier point in time and also provides significant competition for the Mesquite Star.

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

OTHER COMPETITION IN NEVADA. The Mesquite Star also faces increasing competition from all other casinos and hotels in the greater Las Vegas area including competitors located on the Las Vegas Strip, on the Boulder Highway, in Henderson, and in downtown Las Vegas. The Las Vegas competitors generally have substantially greater name recognition and financial marketing resources than the Company. Competition includes a number of hotel-casinos targeted primarily toward local residents, as well as numerous non-hotel gaming facilities targeted toward local residents. As of December 31, 1997, there were approximately 44 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area, five located on the Boulder Highway and 15 located in other areas in or near Las Vegas. In recent years, several new hotel-casinos have opened and several major expansion projects have commenced or been completed. Other expansions are in progress or are planned. For example, in 1997, New York-New York Hotel & Casino opened with 2,033 rooms, Harrah's Las Vegas completed an expansion of 986 rooms, and Caesars Palace completed an expansion of 1,200 rooms. According to the LVCVA, the Las Vegas hotel-motel room inventory was 105,304 as of December 31, 1997 and both construction of new properties and expansion of existing hotel-casinos are expected to increase this inventory to approximately 122,777 rooms by 1999. By the year 2000, nine new hotel-casinos, of which four are currently under construction, and on expansion project will have added over 19,000 rooms to Las Vegas. The Company also competes with gaming establishments in Laughlin, Nevada, as well as other stateline locations in Stateline and Wendover, Nevada. In addition, a new proposed development for two to four casinos situated in a 275-acre river front village scene has been proposed for the town of Glendale, Nevada, which is 54 miles northeast of Las Vegas on Interstate 15. This development, if completed, along with any future casino developments in other cities or towns on Interstate 15, will compete with the Mesquite Star and, consequently, may adversely affect the business of the Company.

NORTH LAS VEGAS PROPERTY. Pursuant to the Option Agreement ("North Las Vegas Option Agreement") among the Company, Desert Mesa Land Partners, Ltd., a Nevada limited partnership ("Desert Mesa"), and High Mesa Development, Inc., a Nevada corporation ("High Mesa"), dated April 23, 1996, Desert Mesa has granted the Company an option (the "Option") to purchase from Desert Mesa an indirect 20% ownership interest in the North Las Vegas Property. Desert Mesa, High Mesa and the Company have amended the Option Agreement to provide extensions of time in which the Company may exercise the Option until December 31, 1998. The Company would be entitled to acquire the 20% ownership interest in the North Las Vegas Property indirectly through ownership of a membership interest in a newly formed Nevada limited liability company (the "LLC"), which LLC would purchase direct title to the North Las Vegas Property. Desert Mesa's general partner is a Nevada corporation in which Dr. Richard Tam, a director of the Company, is an officer and a 35% stockholder. Dr. Tam is also an officer and 52.7% stockholder of High Mesa. See "EQUITY AND DEBT FINANCING - Kelley Loan," Item 9 "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS," Item 11. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The North Las Vegas Property is one portion of an approximately 118-acre parcel of commercially zoned real property (with gaming overlay zoning) owned directly or indirectly by Desert Mesa (the "Parcel"). Newly enacted legislation affecting casino developments in Clark County, Nevada, which are not in the Las Vegas Strip corridor (including the North Las Vegas Property), impose additional zoning requirements on the property and require the developers of the property to obtain local approvals for use of the property for gaming activities no later than December 31, 1998. Desert Mesa intends that the LLC will develop and construct an approximately 200 room hotel on the North Las Vegas Property, which will include approximately 30,000 to 40,000 square feet of public area space, containing a casino, restaurants and other amenities (the "Project"). A limited partnership affiliated with Desert Mesa and High Mesa opened an approximately 500,000 square foot shopping center to be developed on 55 acres of the 118-acre parcel.

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

As consideration for the grant of the Option, in September 1997, the Company (i) gave Desert Mesa a promissory note in the amount of $200,000 which shall be convertible into $200,000 in cash on or before December 31, 1998, for planning, engineering, promotional expenses and design work with respect to the Project (the "Development Funds") pursuant to an agreed-upon budget; and (ii) agreed to pay roughly 21.2% of all property taxes and assessments accruing with respect to the Parcel after the date of the North Las Vegas Option Agreement through the earlier of termination of the Option or closing of the Company's purchase of an interest in the LLC. The Development Funds are non-refundable and will not be applied to the Option Purchase Price, but are reimbursable from the LLC to the Company in connection with the development and financing of the Project. Preliminary development of the Project will require funds substantially in excess of the Development Funds. The Company can elect, in its sole discretion, to advance additional development funds pursuant to budgets approved by Desert Mesa, in which case any additional advances would be reimbursed from the LLC to the Company in connection with the development and financing of the Project.

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

The Company believes the rights granted to the Company under the North Las Vegas Option Agreement may create an additional hotel/casino management opportunity. Under the North Las Vegas Option Agreement, the Company's management rights with respect to the Project vest upon the Company's purchase of an interest in the LLC. Competition in the North Las Vegas market has increased significantly with numerous parties proposing to operate hotels/casinos in North Las Vegas. The Company's decision whether or not to exercise the Option and manage the Project is subject to the Company's further due diligence investigation into all business, financial and legal aspects of the North Las Vegas Property, the Parcel, and the Project.

NEVADA REGULATION AND LICENSING. The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the City of Mesquite, Nevada. The Nevada Commission, the Nevada Board and the City of Mesquite, Nevada are collectively referred to as the "Nevada Gaming Authorities."

Pursuant to an Order of Registration, dated June 23, 1998, the Company, its directors, officers and principal stockholders obtained the license and related approvals from the Nevada Commission to conduct gaming at the Mesquite Star.

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

The Company, as the operator of a casino, is required to be and has been licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes, and is not transferable. The Company has been registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and is corporate gaming licensee. The Company is required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Registration with and licensure by the Nevada Commission are privileges under Nevada law and may be denied for any cause deemed reasonable by the Nevada Commission. Appeals of licensing decisions by the Nevada Commission are not permitted under Nevada law.

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

The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company are reported to, or approved by, the Nevada Commission.

If it is determined that the Nevada Act was violated by the Company, its gaming licenses and approvals could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

The Nevada Act requires any person who acquires more than five percent of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than ten percent of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than ten percent, but not more than fifteen percent, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business of an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

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

OTHER REGULATIONS. The Company's businesses are subject to various federal, state and local laws and regulations in addition to gaming laws. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect the operating results of the Company.

CAPITAL NEEDS. The Company's immediate capital requirements include the amounts needed to pay off the cost of completing, opening and operating the Mesquite Star, as described below. The development, construction and operation of the Mesquite Star was and is capital intensive.

Continued operation of the Company is dependent on its ability to (i) generate positive operating revenues from the Mesquite Star or (ii) procure additional financing in the form of equity and debt. To the extent that the funds generated are insufficient to fund the Company's obligations, the Company could be required to adopt one or more alternatives, such as obtaining additional financing, to the extent permitted by the terms of its loan agreements, reducing or delaying planned construction or capital expenditures, restructuring debt or obtaining additional equity capital. There can be no assurance that any of these alternatives could be obtained on satisfactory terms, and any resort to alternative sources of funds could impair the Company's competitive position and reduce its future financial viability. Any equity financing could result in dilution to the Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail certain improvements and/or operations. There is no assurance that required revenue will be generated or that additional financing, if required, can be obtained on terms favorable to the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

DEBT FINANCING. The following is a summary of the Company's debt financing in tabular form as of September 30, 1998:

Type of        Principal
Financing      Amount     Interest Rate     Principal Terms     Security

The First     $5,450,000  Prime plus 2.5%   Monthly payments    First lien on
Credit Bank Loan          per annum         of interest only    the Mesquite
                                            until July 27,      Property and
                                            1999 at             the Company's
                                            which time all      assets
                                            principal and
                                            accrued interest
                                            is due (subject
                                            to three-year
                                            extension)

The Kelley  $7,285,000 Greater of prime     Monthly payments    Second lien on
Debt                   plus 3% or 11%       of interest only    the Mesquite
                      (Before unamortized   per annum (payable  Property and
                       original             in cash             the Company's
                       issue                or shares of        assets subject
                       discount of          Common Stock)       to PMJ right
                       $560,000)            until August 15,    to participate
                                            1999, at which      pari passu
                                            time all            with respect
                                            principal and       to payments
                                            accrued interest    received by
                                            is due              the Company or
                                                               proceeds from
                                                               the Mesquite
                                                               Property
                                                               pursuant to an
                                                               Intercreditor
                                                               Agreement

PMJ Debt $1,099,000   Greater of prime     Monthly payments    Third lien on
                      plus 3% or 11%       of interest only    the Mesquite
                         per annum         until September     Property
                                           19, 1999, at        subject to
                                           which time all      PMJ's right to
                                           principal and       participate
                                           accrued interest    pari passu
                                           is due              with the
                                                               Kelley Loan
                                                               with respect
                                                               to payments
                                                               received by
                                                               the Company or
                                                               proceeds from
                                                               the Mesquite
                                                               Property
                                                               pursuant to an
                                                               Intercreditor
                                                               Agreement

The North Las
 Vegas Note      $  200,000 Non-interest       Due December
                              bearing          31, 1998        Unsecured

In addition , see information regarding an additional Kelly-Tam Loan Commitment, the Hon Debt and AF Construction Debt in the paragraphs which follow this tabular presentation.

LEASE FINANCING. Capital and Operating Lease Contracts, at September 30, 1998 follow:

Capital leases:
 Mikohn Lighting
 and Sign lease,
 highway sign    $ 620,000   10.0%           Monthly payments     UCC-1
                                             of $12,500 for       Equipment
                                             56 months,           security
                                             plus $125,000 on     interest
                                             January 31, 2000;
                                             purchase option
                                             of $125,000 at
                                             end of term.

 Telerent lease  $1,218,000  11.5%          Monthly payments       UCC-1
  Furniture and                             of $33,980 for         Furniture
  Equipment                                 36 months; then        and equipment
                                            $12,917 for 24         security
                                            months; purchase       interest
                                            option at FMV at
                                            end of term.

 NEC Telephone
  Equipment        $213,000    11.5%        Monthly payments       UCC-1
                                            of $7,109 for 34       Equipment
                                            months, $1 purchase    Security
                                            option at end of term  Interest

Operating Leases:
 PDS Lease       $1,417,000     N/A         Monthly payments       UCC-1
  Gaming equipment                          of $41,598 for         Furniture
   and furniture                            36 months; purchase    and equipment
                                            option for FMV at      security
                                            end of term.           Interest



 IGT Lease,      $1,028,000     N/A         Monthly payments       UCC-1
  gaming devices                            of $29,782 for         Equipment
                                            36 months; purchase    security
                                            option of approx-      interest
                                            mately 20% at end
                                            of term.

 GSI Lease       $ 262,000      N/A         Monthly payments       UCC-1
  Computers                                 of $9,072 for          Equipment
  and software                              60 months. FMV         security
                                            purchase option        interests
                                            at end of term.

In addition, the Company has various other less significant operating leases covering office space, gaming devices and other equipment.

FIRST CREDIT BANK. In January, 1998 the Company obtained a $5,000,000 construction loan to finance the development and construction of the Mesquite Star which was increased by Four Hundred Fifty Thousand Dollars ($450,000) to a total of Five Million Four Hundred Fifty Dollars ($5,450,000) in June of 1998 (the "Secured Financing"). The Secured Financing consists of a $5,450,000 construction loan from First Credit Bank (the "First Credit Loan") secured by a first deed of trust and UCC-1 fixture filings on the Mesquite Property. The net proceeds of this loan have been utilized to construct and furnish the Mesquite Star Hotel and Casino.

Under the terms of the First Credit Bank Construction Loan Agreement, as amended, between First Credit Bank and the Company (the "Bank Loan Agreement"), the First Credit Loan is an 18-month construction loan in the principal amount of $5,450,000 and bears interest at a fluctuating rate of interest per annum equal to the sum of prime plus 2.5%. Pursuant to the First Credit Bank Loan Agreement, upon maturity of the 18-month construction loan, the Company could request and obtain a three-year extension of the First Credit Loan (the "Three-Year Loan") if certain specified conditions are met, including: (i) the timely completion of construction of the Mesquite Star project, (ii) the Company's full payment and performance of the Company's loan obligations to First Credit Bank during the 18-month construction phase, and (iii) payment of a loan extension fee of $50,000 (the "Loan Extension Fee"), plus additional costs and fees associated with the closing of the Three-Year Loan. The Company has paid a total of $232,000 in fees.

The Company had also agreed to pay $75,000 to a third party at the closing of the First Credit Loan, consisting of an initial $50,000 fee for arranging the First Credit Loan and an additional $25,000 fee for assistance in the extension thereof. However, the Company has advised such third party that it will be necessary for the third party to obtain all necessary approvals relating to the payment of the fee from the Nevada Commission before any fee will be paid. Under the First Credit Conditional Loan Commitment, accrued and unpaid interest is payable monthly during the 18-month loan period, with the outstanding principal balance of the loan, plus accrued and unpaid interest and any other unpaid fees, due at the end of the 18-month period (unless, as specified above, the First Credit Loan is converted to the Three-Year Loan). If the Company qualifies for and obtains the Three-Year Loan, then in addition to regular monthly payments of interest, the Company would be required to make regular monthly payments of principal in the amount of $30,000 each beginning 30 days after the extension of the First Credit Loan, with all accrued and unpaid interest and principal plus any other unpaid fees due upon maturity of the Three-Year Loan.

KELLEY LOAN

Pursuant to the Amended and Restated Convertible Loan Agreement dated April 18, 1996 between the Company and Dr. Kelley (the "Kelley Loan Agreement"), the Company, Dr. Kelley and, pursuant to the Participation and Intercreditor Agreement (as discussed below), Dr. Tam, agreed to lend the Company the principal amount of $5,750,800 evidenced by a convertible promissory note (the "Kelley Note").

Pursuant to the Participation and Intercreditor Agreement dated April 18, 1996 between Dr. Kelley and Dr. Tam ("Participation and Intercreditor Agreement"), Dr. Tam agreed to participate with Dr. Kelley as a lender under the Kelley Loan Agreement. Under the Participation and Intercreditor Agreement, Dr. Kelley and Dr. Tam agreed to each loan 50% of all loan proceeds, on the terms set forth in the Kelley Loan Agreement and receive one-half of the repayments and benefits thereof, including any warrants issued in connection therewith or shares received upon conversion of the Kelley Note. Subsequent to April 1996, Dr. Kelley and Dr. Tam advanced in equal amounts an additional $500,000 to the Company as additional loans secured by deeds of trust. In August 1997, the Kelley Loan and the subsequent advances (collectively, the "Kelley Debt") were restructured. The Kelley Debt was extended and is now payable over an approximate two-year period ending August 15, 1999 and the convertibility of the Kelley Note was eliminated. The Kelley Loan is secured by a first deed of trust and the Company's assets and the later advances by several subordinate deeds of trust on the Company's property in Mesquite, Nevada. All of the Kelley deeds of trust have been subordinated to the construction deed of trust in favor of First Credit Bank. The extended Kelley Debt bears interest at the greater of the prime rate of interest plus three percent or 11%, and is payable on a monthly basis, interest only, until August 15, 1999, at which time all principal and accrued interest is due and payable. The Company had the option (which it has exercised) to make interest payments on the Kelley Debt (in equal amounts to Drs. Kelley and Tam) in the form of shares of Common Stock (to be valued at the average closing price of the Common Stock on the NASDAQ Small Cap Market for the five business days preceding the interest payment date) up to a cumulative $525,000 in interest. Interest from September 24, 1997 through September 30, 1998 in the amount of Five Hundred Twenty-five Thousand Dollars ($525,000) was paid in the form of approximately 88,822 shares of Common Stock issued to each of Drs. Tam and Kelley.

The Kelley Debt which is owed equally to Drs. Kelley and Tam can be summarized as follows: (i) $5,750,800 in principal amount secured by a deed of trust on the Company's real property and its other assets; (ii) $300,000 in principal amount secured by a deed of trust on the Company's real property; (iii) $250,000 in principal amount secured by a deed of trust on the Company's real property; and
(iv) $25,000 in principal amount secured by a deed of trust on the Company's real property. All accrued and unpaid interest on the Kelley Debt as of the closing of the Company's September 1999 initial public offering in the amount of $959,812 was added to principal and bears interest at the stated rate. As of September 30, 1998, the principal and accrued interest on the Kelley Debt was $7,285,000.

On March 31, 1998, Drs. Kelley and Tam, both shareholders, executed a financing commitment to lend the Company up to $1,000,000 on the terms set forth therein. The obligations of Drs. Kelley and Tam under the commitment were conditioned upon the execution of legal documentation satisfactory to the parties and their counsel. The loan is to bear interest at the greater of either the Bank of Hawaii prime rate of interest plus 3% per annum, or 12% per annum with a $10,000 commitment fee. The loan is to be secured by a deed of trust encumbering the Company's property in Mesquite, Nevada and governed by the terms of a New Kelley Loan Agreement. Advances can be obtained for current working capital purposes upon 20 days advance notice no sooner than June 1, 1998 and no later than March 26, 1999. There were no amounts outstanding under this commitment at June 30, 1998.

On June 12, 1998, Drs. Kelly and Tam executed a second financing commitment to lend the Company up to $1,000,000. As consideration, the Company granted warrants to purchase 125,000 shares of common stock of the Company at an exercise price of $2.50 per share. The loan is to bear interest at the greater of either the Bank of Hawaii prime rate of interest plus 3% per annum, or 12% per annum. The loan is to be secured by a deed of trust encumbering the Mesquite Hotel and Casino. The agreement calls for a reduction of the commitment by the net sum received by NevStar from the sale of shares of common stock pursuant to the Private Placement. There was no amount outstanding under this commitment at June 30, 1998.

On September 30, 1998 a letter of commitment ("New Loan") was entered into with Drs. Kelly and Tam replacing the March 31, 1998 and June 12, 1998 commitments (see note 4). The New Loan is for $1,000,000 with interest at 12% and defers payment of accrued interest of $215,000 on the Kelly Debt until the New Loan is due in April, 1999. The deferred interest will accrue interest at 12% per annum.

As consideration for the commitment and the initial advance on October 1, 1998, the Company granted 32,250 warrants to purchase shares of the Company's common stock at a purchase price of $2.50 per share, and 60,000 warrants to purchase shares of the Company's common stock at a purchase price of $2.00 per share. For each additional $100,000 advance, the lenders shall receive 15,000 warrants to purchase shares of common stock at $2.00 per share. An initial advance of $400,000 was made on October 1, 1998 and was net of a commitment fee of $10,000 and legal fees of $20,000. A condition to subsequent advances is that the mechanics lien discussed in Item 3 herein be removed from the Mesquite Property.

PMJ DEBT

Immediately following its incorporation, the Company delivered promissory notes to PMJ Enterprises, Inc. in the amount of $2,758,000 in partial consideration for the transfer of the Mesquite Property to the Company. Within 90 days thereafter, PMJ Enterprises, Inc. was paid $2,200,000 in cash. On May 26, 1995, PMJ Enterprises, Inc. made a loan in an amount equal to $500,000 to the Company. This total indebtedness in the principal amount of $1,058,000 constitutes the PMJ Debt.

In 1997, the PMJ Debt was restructured. The PMJ Debt consists of two notes secured by a single deed of trust which has a subordinate lien on the Mesquite Property combined with a right to participate pari passu with the Kelley Debt with respect to payments received by the Company or proceeds from the Mesquite Property pursuant to an Intercreditor Agreement. Approximately $41,000 of accrued interest was added to the principal amount of the note. The PMJ Debt bears interest at the greater of prime rate of interest plus three percent or 11%, and is payable on a monthly basis, interest only, until September 24, 1999, at which time all principal and accrued interest is due and payable.

HON DEBT

By letter dated April 27, 1998, Dr. Sam Hon agreed to lend the Company up to Two Hundred Fifty Thousand ($250,000) pro rata with funds advanced pursuant to the March 27, 1998 loan commitment from Drs. Kelley and Tam for current and future working capital purposes, no sooner than June 1, 1998 and no later than March 26, 1999 (the "Hon Loan Commitment"). A condition to any advance pursuant to such Hon Loan Commitment requires the Company to possess all gaming licenses required to fully operate the Mesquite Star Hotel and Casino. The Hon Loan bears interest at the greater of Bank of Hawaii prime plus three percent or twelve percent, is secured by a deed of trust on the Mesquite Property, and is all due and payable on August 24, 1999. The Company received an initial advance of One Hundred Thousand ($100,000) (minus an origination fee of $2,500) on or about August 25, 1998. In connection with entering into the Hon Loan Commitment and in connection with the initial advance made pursuant thereto, Dr. Hon received a warrant to purchase 32,850 shares of Common Stock at an exercise price of $2.00 per share.

A.F. CONSTRUCTION. A.F. Construction Company, Inc. ("AF Construction") was the general contractor for the construction of the Mesquite Star Hotel/Casino. A.F. Construction was owed a total of $853,000 for its work on the Project. On May 14, 1998, the Company entered into an agreement with A.F. Construction Company, Inc. to accept a Promissory Note in installment payments totaling $600,000 in connection with amounts owing to AF Construction Company, Inc. In connection with this promissory note, as of September 30, 1998, A.F. Construction has been issued warrants to purchase 37,500 shares of Common Stock of $2.25 per share. A.F. Construction filed a mechanic's lien against the Mesquite Property in the amount of $853,452.65 on August 27, 1998. In addition, a subcontractor of A.F. Construction Company, Leo Cook d.b.a. Master Plumbing & Mechanical, filed two duplicate mechanic's liens on August 31, 1998 and September 8, 1998 in the amount of $240,298.30. The Company believes the $240,298.30 claim is included in the A.F. Construction Company, Inc. $853,452.65 amount.

MIKOHN SIGN

In February 1998, the Company entered into a Capital Lease Agreement with Casino Excitement, Inc. (dba Mikohn Lighting & Sign), concerning the lease, ownership, location, installation, operation and maintenance of a double-faced, 99 foot high, pylon sign (the "Sign") at the Mesquite Property ("Mikohn Agreement").
The Mikohn Agreement term is from July 1, 1998 through February 28, 2003 and includes a monthly rental rate of $12,500 per month, with the first payment due on November 1, 1998. In addition, the Company has agreed to pay an additional $50,000 in April 1998 (which represents rent from July 1, 1998 to October 1,
1998) and an additional $125,000 prior to January 31, 2000. At the end of the term of the Mikohn Agreement, the Company shall have the option to purchase the sign for $125,000. In addition, the Company shall have the option to purchase the sign for the net present value of the remaining lease payments (including the end of term option amount of $125,000) discounted at 10%, plus an additional sum of $25,000, at any time during the term.

IGT. The Company has entered into a 36-month operating lease agreement with IGT, dated April 8, 1998 concerning 159 IGT slot machines with a capital amount of approximately $1,028,000 which commences ninety days following the commencement of gaming operations. The lease requires monthly payments of $29,782 and contains an option to purchase the equipment at its fair market value.

PDS FINANCIAL CORPORATION. Under an operating lease dated April 23, 1998, approximately $1,274,000 of equipment was leased from PDS Financial Corporation ("PDS") (the "PDS Financing"), with a fair market value of approximately $850,000 of furniture, fixtures and equipment and approximately $567,000 for 122 gaming devices from the PDS Slot Source inventory program. The noncancellable 36-month lease is to start July 1, 1998. One payment of approximately $41,598 was due upon execution of the lease, with the first monthly lease payment due August 1, 1998. The lease is to include a purchase option at the fair market value of the assets under lease to be determined at the end of the lease term.

TELERENT. On April 12, 1998, the Company executed a capital lease commitment with Telerent covering a capital cost for furniture, carpets and equipment of approximately $1,218,000 which will require monthly payments for the initial 36-months of $33,980, then payments of $12,917 for the remaining 24 months. Fair market value is $1,168,000. The lease requires, among other things, a 1% commitment fee, and a security interest, and a mortgagee's waiver, covering such furniture, carpet and equipment.

CNB CAPITAL LOAN COMMITMENT. In order to consolidate its debt financing obligations, the Company has entered into a conditional loan commitment with CNB Capital, Inc. ("CNBC") to make a real estate first mortgage loan secured by the Mesquite Property. The loan commitment provides that the Company would form a single-purpose entity to be wholly owned by the Company to which all of the real property, furniture, fixtures, and equipment (excluding gaming equipment) comprising the Mesquite Star Hotel/Casino would be transferred. The gross principal amount of the loan (from which all costs and fees would be deducted) would be up to a maximum of $20,000,000 or certain lower amounts based upon an appraisal of the assets or debt-service coverage ratios. The proceeds of the loan would be required to be used to pay off all of the Company's debt with the balance, if any, used to provide working capital. The term of the loan would be approximately three (3) years, provide for interest-only payments based upon an interest rate equal to the six month LIBOR rate plus 3.5%. Provided certain conditions were satisfied, the Company would have the right to convert the loan to a fixed-term, first mortgage loan amortized over twenty (20) years, all due in ten (10) years, at an interest rate of 275 basis points over the corresponding U.S. Treasury Bill fixed rate as of the date of closing of the conversion. The commitment is subject to a number of conditions precedent, including, but not limited to, receipt by the lender of (i) its Credit Committee's approval, (ii) a loan repurchase agreement from a purchaser of lender's choice, (iii) acceptable appraisal of the value of the Mesquite Property, (iv) acceptable environmental and engineering reports, (v) acceptable financial and operating information from the Borrower, and (vi) acceptable legal and title documentation. Subject to the satisfaction of all conditions, the Company and CNBC have tentatively scheduled loan closing for October 31, 1998.

The Company's success , among other things, is substantially dependent on closing the CNBC Loan Commitment, or obtaining alternative debt or equity financing, and on generating stabilized earnings from operating the Mesquite Star

ACQUISITIONS. The Company may, when and if the opportunity arises, pursue the acquisition of other gaming businesses. If such an opportunity arises, the Company may use a portion of its working capital and/or the issuance of its debt or equity securities for that purpose. There can be no assurance that such financing will be available on acceptable terms, or at all. Except for the North Las Vegas Option Agreement (See "North Las Vegas Option Agreement"), the Company has no binding commitments with respect to any such acquisition at the present time. Further, there is no assurance that any further acquisition will be made, including, but not limited to, any acquisition under the North Las Vegas Option Agreement. Although the Company does not currently contemplate any acquisitions from affiliates other than the North Las Vegas Option Agreement, it may in the future consider such other acquisitions, which would be made only on terms no less favorable to the Company than could be obtained from non-affiliates for comparable properties.

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

EMPLOYEES. As of September 30, 1998, the Company had approximately 300 employees. The Company employs approximately 296 employees for the Mesquite Star, including managers, casino personnel, restaurant personnel, facilities personnel, security and surveillance personnel, housekeeping personnel and administrative personnel. The Company also employs part-time workers as needed. None of the Company's employees are represented by a labor union. Management considers its labor relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company presently owns one parcel of real property, the Mesquite Property, which consists of approximately 25 acres in Mesquite, Nevada. See "DESCRIPTION OF BUSINESS - MESQUITE PROPERTY." The Company also holds a lease from the State of Nevada (the "Nevada Lease") for property consisting of 1.1 acres. The Nevada Lease may be terminated at any time by the State of Nevada upon 90 days' notice to the Company. The leased property is located east of the Company's property on Sandhill Road and may be used solely for parking and landscaping. The Company is using the leased property for parking and landscaping. In addition, the Company has a NDOT right-of-way occupancy permit dated May 23, 1995 which allows ingress and egress into and from the Mesquite Property.

The Company also holds an option to purchase an indirect 20% ownership interest in the North Las Vegas Property. See "DESCRIPTION OF BUSINESS - NORTH LAS VEGAS PROPERTY."

ITEM 3.  LEGAL PROCEEDINGS.

No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated. A.F. Construction filed a mechanic's lien against the Mesquite Property in the amount of $853,452.65 on August 27, 1998. In addition, a subcontractor of A.F. Construction Company, Leo Cook d.b.a. Master Plumbing & Mechanical, filed two duplicate mechanic's liens on August 31, 1998 and September 8, 1998 in the amount of $240,298.30. The Company believes the $240,298.30 claim is included in the A.F. Construction Company, Inc. $853,452.65 amount. See Item 1. Description of Business - "A.F. Construction."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable - None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the high and low bid quotations for the Common Stock as reported on the NASDAQ Small Capitalization market for each calendar quarter for the periods indicated.

1998:                                                  HIGH      LOW

Quarter Ended June 30, 1998                            $4.56       $2.81

Quarter ended March 31, 1998                           $3.75       $1.75

1997:                                                  HIGH      LOW

Quarter Ended December 31, 1997                        $4.84       $1.81

Quarter Ended September 30, 1997                       $5.00       $4.00
(September 19, 1997 - September 30, 1997)

As of September 30, 1998, there were 243 record holders of Common Stock.

The Company has never paid and has no present plans to pay any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance the growth and development of its business. Further, the Kelley Loan Agreement prohibits the payment of dividends. If such prohibitions are removed or modified in the future, the payment of any dividends will be at the discretion of the Company's board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and the general business conditions.

The Common Stock of the Company began trading on September 19, 1997 on the NASDAQ Small Capitalization Market under the symbol "NVST."

Recent Sales of Unregistered Securities:

Between January 1, 1998 and June 30, 1998, the Company sold securities to a limited number of persons, as described below, except for unexercised Stock Options or Warrants granted by the Company. Except as indicated, there were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith. The purchasers of securities in each such transaction were all Accredited Investors, as defined in Rule 501 promulgated under the Securities Act of 1933, as amended, and represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with the distribution thereof, and appropriate legends were affixed to the certificates for the securities issued in such transactions. Further, each purchaser represented that he was aware that the shares were not registered under the Securities Act of 1933 as amended, and cannot be reoffered or sold until they have been so registered or until the availability of the exemption therefrom has been established to the satisfaction of the Company. Accordingly, the Company believes that the transactions listed in this section are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, as private transactions which did not involve a public offering of securities. All purchasers of securities in each such transaction had adequate access to information about the Company.

Common Stock Sold.

     1. As of January 2, 1998, and May 23, 1998 the Company issued an aggregate of 16,162 shares of Common Stock, in consideration of legal and advertising services provided to the Company.

     2. On January 5, 1998 and July 28, 1998 the Company issued an aggregate of 27,281 shares of Common Stock in exchange for 38,973 shares of Convertible Series A Preferred Stock.

     3. As of January 8, 1998, the Company issued 12,500 shares of Common Stock in connection with the acquisition of a license with respect to the Mesquite Star Bull. See Item 1. Description of Business -- Mesquite Star Bull.

     4. As of September 30, 1998, the Company issued 88,822 shares of Common Stock as payment of interest to each of Drs. Kelley and Tam pursuant to the
Kelley Loan Agreement. See Item 1. Description of Business   Kelly Debt.

     5. On June 24, 1998 and July 1, 1998, the Company completed the sale in a private placement of an aggregate of 274,000 shares of Common Stock at a sale price of $2.50 per share. Schneider Securities, Inc. acted as the Company's placement agent in connection with this placement and received a commission in the amount of $68,000 and a 3% non-accountable expense allowance in the amount of $20,550. In addition, Schneider Securities, Inc. was issued a warrant to purchase 15,568 shares of Common Stock at $4.13 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

It should be noted that this document contains forward looking statements that are subject to risks and uncertainties. Forward looking statements include certain information relating to the Company's general business strategy, expansion plans, new opportunities, projected operating performance and liquidity, as well as information contained elsewhere in this Report where statements involve the use of the words "believe", "expect", "anticipate", "estimate" or expressions of similar import. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed or implied by the statements. The most important factors that could prevent the Company from achieving its goals and cause assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, without limitation and in addition to those discussed in the various documents filed by the Company with the Securities and Exchange Commission, the following: (i) the highly competitive nature of the public gaming and entertainment market, which includes the market for the small to medium size or niche hotel/casinos, in which the Company plans to operate and the ability of the Company to successfully compete in this market with other hotel/casino companies for the most desirable hotel/casino customers and share of the geographical market; (ii) the ability of the Company to successfully implement its expansion strategy;
(iii) the need to raise future working capital and the uncertainty of additional funding (whether through financial markets, collaborative or other arrangements with strategic partners, or from other sources); (iv) the speculative nature of other gaming projects; (v)dependence on key personnel; and (vi) the Company's ability to generate sufficient cash flows, operating profits, and other income in order to fulfill its obligations for repayment of debt.

OVERVIEW

NevStar Gaming & Entertainment Corporation is a company formed to acquire, develop, construct, own and manage hotel/casino projects. The Company's strategy is to concentrate its efforts on "niche" markets such as "local" or "neighborhood" casinos. The Company obtained its license and related approvals from the Nevada Gaming Commission to conduct gaming at its initial hotel/casino, Mesquite Star Hotel and Casino (the "Mesquite Star") in Mesquite, Nevada, pursuant to an Order of Registration, dated June 23, 1998.

The newly constructed Mesquite Star consists of 210 rooms and suites, with a swimming pool, and a public area of approximately 34,300 square feet, featuring approximately 12,000 square feet of casino space initially containing 452 slot machines, 10 table games and Keno, a specialty restaurant, a 160-seat coffee shop, a gift shop, a hotel registration lobby and other amenities.

During the period from inception (December 2, 1993) through the six month period ended June 30, 1998, the Company's only source of income has been interest income. The Company has accumulated losses from operations of approximately $10,817,000 from inception through June 30, 1998. On July 1, 1998, the Mesquite Star, opened for business and the Company began receiving revenues from its operations.

REGULATION AND LICENSING

The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder; and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board (the "Nevada Board"), and the City of Mesquite, Nevada.

Pursuant to an Order of Registration, dated June 23, 1998, the Company, its directors, officers and principal stockholders have obtained the necessary licenses, approvals and findings of suitability to own and operate the Mesquite Star.

PLAN OF OPERATION

Mesquite Star

July, 1998- June, 1999

The Mesquite Star Hotel and Casino opened for business on July 1, 1998. Results of operations, which are not stabilized, have not generated net income or positive cash flow at September 30, 1998. The Company intends to continue conducting special events and promotional activities which may attract more guests and visitors to the property. Although occupancy and revenues have recently improved, there can be no assurance that the Company's plan of operation for the Mesquite Star will be successful.

The Company's success is substantially dependent on closing the loan pursuant to the loan commitment, or obtaining alternative debt or equity financing, the net proceeds from the exercise of the Warrants, or otherwise during 1998, to continue to implement its business plan, including the North Las Vegas Option. There can be no assurance the Company will be able to generate sufficient funds from these or other sources.

North Las Vegas Option

In September of 1997, the Company issued a $200,000 note payable, due March 15, 1998, which has been extended to December 31, 1998, which provides the Company an option to purchase a 20 percent indirect interest in a 25-acre parcel of unimproved real property in the city of North Las Vegas, Nevada. Upon payment of this note, these funds are expected to be used for planning, engineering, promotional expenses and design work with respect to this project and are non-refundable and not applicable to the option purchase price, but are reimbursable in connection with the development and financing of the project. For additional information on this property see Item 1. Description of Business, North Las Vegas Property.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its capital requirements through the sale of securities to private investors, the proceeds of secured loans and through its Initial Public Offering. The Company has used the $7,739,000 of net proceeds received from its Initial Public Offering, $5,450,000 of secured financing and approximately $6,100,000 of furniture and equipment capital or operating lease financing and contracts payable to fund construction, furnishing, and pre-opening costs and expenses of the Mesquite Star Hotel and Casino, which opened to the public on July 1, 1998.

During the six month period ended June 30, 1998, the Company completed the sale in a private placement of an aggregate of 274,000 shares of Common stock at a sale price of $2.50 per common share, providing the Company with $597,000 net proceeds.

Subsequent to June 30, 1998, on September 11, 1998, the Company closed escrow to sell approximately 27,100 sq. ft. of the Mesquite Property to an unrelated third party for development as a drug store site. The gross purchase price for the parcel was $450,000. As part of the transaction, NevStar is to receive approximately 5,199 square feet of adjacent property which is being acquired by the drugstore site developer but is not needed for the drugstore project.

The Company is currently in escrow to sell approximately 41,000 sq. ft. of the Mesquite Property adjacent to the above-referenced drug store site to an unrelated third-party for possible development as a fast food site. The gross purchase price for the parcel is $444,888. Subsequent to June 30, 1998, on September 30, 1998, $100,000 of the purchase price was released by the purchaser to the Company. The escrow is scheduled to close on or before October 31, 1998.

By letter dated April 27, 1998, Dr. Sam Hon agreed to lend the Company up to two hundred fifty thousand ($250,000) pro rata with funds advanced pursuant to the March 27, 1998 loan commitment from Drs. Kelley and Tam for current and future working capital purposes, no sooner than June 1, 1998 and no later than March 26, 1999 (the "Hon Loan Commitment"). The Company received an initial advance, subsequent to June 30, 1998, of one hundred thousand ($100,000) (minus an origination fee of $2,500) on or about August 25, 1998.

On September 30, 1998 a letter of commitment ("New Loan") was entered with Drs. Kelly and Tam replacing the March 31, 1998 and June 12, 1998 Commitments. The New Loan is for $1,000,000 with interest at 12% and defers payment of accrued interest of $215,000 on the previous loan agreements until the new loan is due in April, 1999. An initial advance of $400,000 was made, subsequent to June 30, 1998, on October 1, 1998 and was net of a commitment fee of $10,000 and legal fees of $20,000.

On September 30, 1998, the Company entered into a loan commitment with a lender for a real estate first mortgage loan of approximately $20,000,000 which, is contingent upon multiple conditions being met. If funded, the proceeds will be utilized, among other things, to repay the Company's existing real estate notes payable, to repay a construction payable, to provide a principal and interest reserve during the early months of the mortgage loan, and for general corporate purposes. Although since July 1, 1998, revenues are being generated by the Mesquite Star Hotel & Casino, the Company's success is substantially dependent on closing the loan pursuant to this loan commitment, or obtaining alternative debt or equity financing, the net proceeds from the exercise of the Warrants, or otherwise during 1998, to continue to implement its business plan, including the North Las Vegas Option. There can be no assurance the Company will be able to generate sufficient funds from these or other sources.

Current Accounting Developments

The FASB issued Statement No.131, Disclosures about Segments of an Enterprise and Related Information, which modifies the disclosure requirements for reportable segments and is effective for years ending after December 31, 1997. The Company has not yet determined which operating segments it will have upon commencing operations.


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


ITEM 7. FINANCIAL STATEMENTS

  Financial Statements:                                               Page

    Independent Auditor's Report                                        35

    Balance Sheets at June 30, 1998 and December 31, 1997               36

    Statements of Operations for the six month periods
      ended June 30, 1998 and 1997 and the period
      from inception (December 2, 1993)
      to June 30, 1998                                                  37

    Statements of Stockholders' Equity for
      the period from inception (December 2, 1993)
      to December 31, 1997 and the six month
      Period ended June 30, 1998                                        38-39

    Statements of Cash Flows for the six month periods
      ended June 30, 1998 and 1997, and the period from
      inception (December 2, 1993) to June 30, 1998                     40-42

    Notes to financial statements                                       43-60

                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
NevStar Gaming & Entertainment Corporation
Las Vegas, Nevada


We have audited the accompanying balance sheets of NevStar Gaming & Entertainment Corporation, a development stage company, as of June 30, 1998 and December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the six months ended June 30, 1998 and from the date of inception to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NevStar Gaming & Entertainment Corporation as of June 30, 1998 and December 31, 1997, and the results of its operations and its cash flows for the six months ended June 30, 1998 and from the date of inception to June 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company is a development stage enterprise that commenced operations on July 1, 1998. The company's success is substantially dependent on generating positive operating earnings and cash flows from the Mesquite Star Hotel and Casino in Mesquite, Nevada and obtaining additional financing in the form of equity or debt. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note
12. The financial statements do not include any adjustments that might result from the outcome from these uncertainties.




/s/McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Las Vegas, Nevada
October 8, 1998


            NevStar Gaming & Entertainment Corporation
                   (A Development Stage Company)

                          Balance Sheets
                June 30, 1998 and December 31, 1997
                      (Dollars in Thousands)
                                                         1998        1997
                                                  ASSETS
Cash and cash equivalents                                 $   962     $ 4,133

Refunded equipment deposits                                   459        -

Property and equipment(notes 2,4,7 and 12)                 22,842      13,049

Prepaid expenses and other assets(notes 3 and 9)            1,217         431

                                                          $25,480     $17,613
               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable(note 4)                                  $ 1,409     $ 1,883

Accrued expenses                                              189          60

Accrued interest(notes 4 and 12)                              275         242

Notes payable(notes 4 and 10)                              16,625       7,800

  Total liabilities                                        18,498       9,985

Stockholders' Equity(notes 4, 5, 6 and 12):
  Series A convertible non-voting preferred
    stock, $.01 par value per share. Designated
    1,500,000 shares. Issued and outstanding
    64,500 and 77,500 shares at June 30, 1998
    and December 31, 1997, respectively                         1           1

  Common stock, $.01 par value per share.
    Designated 50,000,000 shares. Issued and
    outstanding 3,607,491 and 3,428,433 shares at
    June 30, 1998 and December 31, 1997, respectively,
    and 274,000 shares committed to be issued at
    June 30, 1998                                              39          34

  Additional paid-in capital                               17,759      16,124
  Deficit accumulated during the development-stage        (10,817)     (8,531)

    Total stockholders' equity                              6,982       7,628

Commitments and contingencies (notes 8 and 11).
                                                          $25,480     $17,613
          See accompanying notes to financial statements.
            NevStar Gaming & Entertainment Corporation
                   (A Development Stage Company)

                     Statements of Operations
        Six Month Periods Ended June 30, 1998 and 1997 and
             Period From Inception (December 2, 1993)
                         to June 30, 1998

         (Dollars in Thousands, Except Per Share Amounts)



                                                              Period from
                                                                Inception
                                                            (December 2,1993)
                                                                to
                                             1998      1997    June 30,1998
                                               (Unaudited)
Revenues                                     $    -   $    -      $    -

Costs and expenses:
  Compensation and related costs(note 6)         890       160       2,769
  Professional fees                              224        49         607
  Outside consultants(note 6)                     53        25       1,059
  Extension fees on notes payable(note 4)         -        475         475
  Offering costs(note 5)                          -         -          975
  Rents(note 8)                                  108        21         314
  Amortization                                    -        193         704
  Commitment fees(note 6)                        214        -          214
  Interest, net(notes 2,4,6 and 10)              268       814       2,410
  Other                                          584       111       1,475
                                               2,341     1,848      11,001
Interest income                                   55         1         184

       Net loss                              $(2,286)  $(1,847)   $(10,817)


Loss per common share(note 5)               $ (0.65)   $ (2.78)

Weighted average number
 of common shares outstanding(note 5)     3,543,381    664,051




                     See accompanying notes to financial statements.




                             NevStar Gaming & Entertainment Corporation
                                   (A Development Stage Company)

                                 Statements of Stockholders' Equity
                               Period From Inception (December 2, 1993)
                                       to December 31, 1997 and
                               Six Month Period Ended June 30, 1998

                                        (Dollars in Thousands)

                                                                Additional
                            Preferred Stock   Common   Stock      Paid-in  Accumulated
                             Shares   Amount  Shares   Amount     Capital    Deficit    Total
Shares issued inception:
For cash                        -      $ -      235,849  $   2    $    20    $     -     $    22
For property(note 7)            -        -      288,260      3         24          -          27
Preferential dividend
to majority shareholder
   (note 7)                     -        -          -        -       (588)         -        (588)
Proceeds from private
  placement offering,net    1,483,344    15         -        -      4,963          -       4,978
Issuance of common stock        -        -        4,193      -         10          -          10
Issuance of common stock
  stock warrants and
  options(notes 4 and 6)        -        -        5,241      -      2,939          -       2,939
Issuance of common stock
 in connection with
 bridge financing(note10)       -        -      185,808      2        306          -         308
Proceeds from public
  offering, net(note 5)         -        -    1,725,000     17      7,722          -       7,739
Conversion of preferred
  stock(note 5)           (1,405,844)   (14)    984,082     10          4          -          -
Notes payable and
  accrued interest
  forgiven by
  shareholders(note 4)          -        -         -        -        724          -         724
Net loss from inception
  to December 31, 1997          -        -         -        -         -        (8,531)   (8,531)

Balance December 31,1997      77,500    1    3,428,433     34     16,124       (8,531)    7,628







                             NevStar Gaming & Entertainment Corporation
                                  (A Development Stage Company)

                            Statements of Stockholders' Equity (Continued)
                               Period From Inception (December 2, 1993)
                                       to December 31, 1997 and
                               Six Month Period Ended June 30, 1998


                                        (Dollars in Thousands)

                                                                Additional
                           Preferred  Stock   Common   Stock      Paid-in  Accumulated
                             Shares   Amount  Shares   Amount     Capital    Deficit    Total

Issuance of common stock
 in payment of accrued
 interest (note 4)             -      -     141,296      2        404          -         406
Issuance of common stock
 in payment of marketing
 and legal costs
 and expenses                  -      -      28,662      -        104          -         104
Net proceeds from private
  placement of common
  stock (note 5)               -      -     274,000      3        594          -         597
Conversion of preferred
  stock(note 5)             (13,000)  -       9,100      -         -           -          -
Common stock
 options and warrants
 (note 6)                      -      -        -         -        533          -         533
Net loss                       -      -        -         -         -        (2,286)   (2,286)

Balance, June 30, 1998       64,500 $ 1   3,881,491   $ 39    $17,759     $(10,817)  $ 6,982













              See accompanying notes to financial statements.


                 NevStar Gaming & Entertainment Corporation
                         (A Development Stage Company)

                            Statements of Cash Flows
                  Six Month Periods Ended June 30, 1998 and 1997 and
                     Period From Inception (December 2, 1993)
                               to June 30, 1998

                              (Dollars in Thousands)

                                                                 Period from
                                                                  Inception
                                                              (December 2,1993)
                                                                      to
                                              1998      1997     June 30,1998
                                                    (Unaudited)
Cash flows from operating activities:
  Net loss                                 $(2,286)  $(1,847)     $(10,817)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Amortization                                -        193           704
    Accretion of discount on notes payable     224       228           886
    Common stock options and
      warrants expenses                        355        -          2,099
    Loss on investment                          -         -             34
    Extension fees on notes payable(note 4)     -        475           475
    Increase in prepaid expenses,
      and other assets                        (936)     (466)       (1,588)
    Increase in accounts
      payable and accrued expenses           1,057       696         3,040

       Cash used in operating activities    (1,586)     (721)       (5,167)

Cash flows from investing activities:
  Purchase of property and equipment        (6,141)     (332)      (12,763)
  Purchase of investment                        -         -            (34)

        Cash used in investing activities   (6,141)     (332)      (12,797)

                      NevStar Gaming & Entertainment Corporation
                              (A Development Stage Company)

                          Statements of Cash Flows (continued)
                    Six Month periods Ended June 30, 1998 and 1997 and
                          Period From Inception (December 2, 1993)
                                to June 30, 1998 (Continued)

                                (Dollars in Thousands)
                                                                Period from
                                                                 Inception
                                                              (December 2,1993)
                                                                     to
                                               1998      1997   June 30,1998
                                                     (Unaudited)
Cash flows from financing activities:

  Proceeds allocated to:
    Warrants and original issue discount         -         308         551
    Convertible notes and bridge financing       -       1,092       2,054
  Issuance of notes payable                   5,435          9      10,873
  Proceeds from preferred stock offering         -          -        4,978
  Principal repayments of notes payable          -         (23)     (6,088)
  Proceeds from issuance of
    common stock(note 5)                        597         -        8,368
  Change in construction costs payable       (1,476)      (281)     (1,810)
      Cash provided by
        financing activities                  4,556      1,105      18,926

Increase (decrease) in cash
  and cash equivalents                       (3,171)        51         962

Cash and cash equivalents, beginning          4,133          3          -

    Cash and cash equivalents, ending       $   962     $   54     $   962









                   See accompanying notes to financial statements.









                   NevStar Gaming & Entertainment Corporation
                              (A Development Stage Company)

                          Statements of Cash Flows (continued)
                    Six Month periods Ended June 30, 1998 and 1997 and
                          Period From Inception (December 2, 1993)
                                to June 30, 1998 (Continued)

                                (Dollars in Thousands)
                                                                Period from
                                                                 Inception
                                                              (December 2,1993)
                                                                     to
                                               1998      1997   June 30,1998
                                                     (Unaudited)

Supplemental schedule of non-cash
  investing and financing
  activities (notes 4,6,7 and 8):
    Issuance of note payable for an
      option agreement                      $    -      $   -       $  200
    Value allocated to warrants granted          -          -           57
    Accrued interest added to note
      principal                                  -          -        1,001
    Default interest on notes waived
      by shareholders                            -          -          274
    Accrued interest paid with common stock     406         -          406
    Accounts payable paid with common stock     104         -          104
    Note payable forgiven by shareholders        -          -          450
    Value of warrants recorded as
      original issue discount                    -          -          896
    Extension and commitment fees
      on notes payable and warrants             178        475         857
    Property, equipment and other assets
      Purchased on account                      364         -          364
    Construction costs incurred and payable     853         -          853
    Additions to furniture & equipment:
     Financed with installment notes payable    514         -          514
      Financed with capital lease obligations 2,052         -        2,052
    Acquisition of property:
      Notes payable assumed                      -          -        2,442
      Issuance of notes payable                  -          -        2,758
      Issuance of common stock                   -          -           28
      Preferential dividend                      -          -         (588)



                    See accompanying notes to financial statements.



            NevStar Gaming & Entertainment Corporation
                   (A Development Stage Company)

                   Notes to Financial Statements
    Six Month Periods Ended June 30, 1998 and 1997 (Unaudited)
           and Period From Inception (December 2, 1993)
                         to June 30, 1998


(1) Nature of Business and Summary of Significant Accounting Policies

NevStar Gaming & Entertainment Corporation is a development stage company formed in December 1993 to develop, construct, own and manage hotel casino properties.

The Company obtained its license and related approvals from the Nevada Gaming Commission to conduct gaming at the Mesquite Star Hotel and Casino in Mesquite, Nevada, pursuant to an Order of Registration dated June 23, 1998. The Company opened its initial development project, the Mesquite Star Hotel and Casino, in Mesquite, Nevada, on July 1, 1998.

The newly constructed Mesquite Star Hotel and Casino consists of 210 rooms and suites, a swimming pool and spa, and a public area of approximately 34,000 square feet, featuring about 12,000 feet of casino space which initially contains 452 slot machines, 10 table games and Keno, and a speciality restaurant, a 160 seat coffee shop, a video arcade, gift shop, hotel registration lobby and other amenities.

The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the City of Mesquite, Nevada.
The Nevada Commission, the Nevada Board and the City of Mesquite, Nevada are collectively referred to as the "Nevada Gaming Authorities."

On September 30, 1998, the Company entered into a loan commitment with a lender for a real estate first mortgage loan of approximately $20,000,000 which is contingent on multiple conditions being met. If funded, the proceeds will be utilized, among other things, to repay the Company's existing real estate notes payable, to repay a construction payable, to provide a principal and interest reserve during the early months of the mortgage loan, and for general corporate purposes. The Company's success, among other things, is substantially dependent on closing the loan pursuant to this loan commitment, or obtaining alternative debt or equity financing, and on generating stabilized earnings from operating the Mesquite Star Hotel and Casino, which opened July 1, 1998 (See note 12).





Interim financial statements

The accompanying statements of operations and cash flows for the six month period ended June 30, 1997 have not been audited. However, these financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying interim financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim period presented. Certain items in the financial statements have been reclassified to conform to the current period presentation.

A summary of the Company's significant accounting policies follows:

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

Property and equipment

Property and equipment is stated at cost.

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

As of June 30, 1998, the Company has recorded approximately $1,880,000 of compensation and consulting expenses for financial statement purposes,which are not currently deductible for federal income tax purposes. Temporary differences of approximately $5,526,000 resulted from expensing start-up and organization costs for financial statement purposes which are capitalized for federal income tax purposes. In addition, the Company has recorded approximately $2,290,000 of expenses which are not deductible for federal income tax purposes. These expenses relate primarily to offering costs on the withdrawn IPO, original issue discount, and an extension fee and default interest on notes payable. At
June 30, 1998, the Company had approximately $1,100,000 of net operating losses of which approximately $550,000 expires in each year ended in 2011 and 2012. The deferred tax asset of approximately $2,250,000 arising from temporary differences has been offset by an equal valuation allowance. No tax expense (benefit) is recorded as a result of increases in the valuation allowance.

Net loss per common share

Net loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The 224,748 incremental common shares attributed to outstanding options and warrants, for 1998, as computed under the treasury stock method, have not been included in the loss per common share calculations. In addition, the 64,500 shares of outstanding convertible preferred stock have not been included in the loss per share calculations. Pursuant to FASB Statement No.128 Earnings per share, no adjustment is made for diluted earnings per share purposes since the Company is reporting a net loss and common stock equivalents would result in anti-dilutive per share amounts.

Fair value of financial instruments

The Financial Accounting Standards Board issued FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, which became effective December 31, 1995. This Statement requires the disclosure of fair values for all financial instruments as defined in the Statement for which it is practicable to estimate fair value.

The carrying amounts of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximate fair value because of their short maturity. The fair value of notes payable to banks, equipment contracts payable and other notes payable to third parties approximates their carrying amounts based on the contractual terms (i.e. interest rate, maturity date and other terms) which approximate current market conditions at June 30, 1998. Management has determined that it is not practicable to estimate the fair value of the other debt as of June 30, 1998 due to the related party nature of these agreements.

Accounting for stock-based compensation

The Company adopted FASB Statement No.123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, such as stock options and stock purchase plans. The Statement generally suggests but does not require stock-based compensation arrangements for employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Transactions with non-employees shall continue to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for stock-based compensation for employees are required to disclose the effect on net income and earnings per share as if the provision of Statement No.123 were applied. The Company has decided not to adopt the accounting provisions of this Statement for employees' stock-based compensation arrangements.

Change of Fiscal Year End

On April 1, 1998, the Company's Board of Directors approved changing the Company's fiscal year end from December 31 to June 30, effective June 30, 1998.

Current accounting development

The FASB issued Statement No.131, Disclosures about Segments of an Enterprise and Related Information, which modifies the disclosure requirements for reportable segments and is effective for years ending after December 31, 1997. The Company has not yet determined which operating segments it will have upon commencing operations.

(2)Property and Equipment

Property and equipment, consisting of land, buildings, and furniture and equipment of The Mesquite Star Hotel and Casino, (which opened for business on July 1, 1998), follows:
                                                      June 30,   December 31,
                                                        1998        1997
                                                     (Dollars in Thousands)
Land                                                  $ 4,710    $ 4,710

Buildings and improvements                             15,021      8,339

Furniture and equipment                                 3,111        -

                                                      $22,842    $13,049

The land is a 25.2 acre site in Mesquite NV ("Mesquite land"). Buildings and improvements includes architectural and engineering plans, permits and approval costs, on and off-site infrastructure improvements, and grading and foundation work at the site. Interest capitalized during the six month period ended June 30, 1998 and during the period from (inception) December 2, 1993 to June 30, 1998 was approximately $664,000 and $2,159,000, respectively. Construction of the facility was substantially curtailed from July, 1996 to September 30, 1997. Interest charged to expense, instead of to construction, was approximately $1,479,000, during that period. During the six month period ended June 30, 1998, interest of $44,000 was charged to expense, because construction was substantially completed at June 15, 1998.

(3) Prepaid Expenses and Other Assets
Prepaid expenses and other assets follow:             June 30,   December 31,
                                                        1998        1997
                                                     (Dollars in Thousands)
Option to develop land(note 9)                          $  257      $ 257
Loan commitment fees and debt issue costs                  402         46
Prepaid consulting fees                                     18         54
Prepaid expenses, deposits and other                       540         74
                                                        $1,217      $ 431

(4) Notes Payable

Notes payable is summarized as follows:

                                                      June 30,   December 31,
                                                        1998        1997
                                                     (Dollars in thousands)
Note payable to bank, secured by first deed
   of trust on the Mesquite property, bank
   prime rate, plus 2.5% (11% at June 30, 1998)
   due July 27, 1999, with conditional terms
   to extend maturity to July 27, 2002(A)             $ 5,436        $   -

Notes payable to shareholders secured by
   deeds of trust on the Mesquite land.
   Interest payable monthly, either at the
   greater of the Bank of Hawaii prime interest
   rate (8.5 percent at June 30, 1998) plus
   3 percent, or 11 percent. Principal
   is due August, 1999.(B)                              7,285         7,285

 Note payable to a former shareholder, secured
   by deed of trust on the Mesquite property.
   Interest payable monthly, at the greater
   of the Bank of Hawaii prime interest
   rate (8.5 percent at June 30, 1998) plus
   3 percent, or 11 percent. Principal is due
   on the earlier of September, 1999; the date
   of refinancing of any other lien secured by
   the property which is junior in priority to
   the lender's deed of trust; or the date that
   the property is sold.(C)                            1,099         1,099

Note payable to shareholder, unsecured and
   non-interest bearing, due December, 1998.(D)          200           200

12% note payable, due no later than May 15, 1999 (E)     600             -

10% to 12% Equipment contracts payable,
    collateralized by slot machines and related
    equipment due in monthly payments over
    12 to 36 months                                      514            -

Capital lease obligations, collateralized
   by property and equipment due in monthly
   payments over 36 to 60 months (note 8)              2,051            -
                                                      ______        ______
                                                     $17,185       $ 8,584
Less: unamortized original issue discount (B)            560           784

                                                     $16,625       $ 7,800

(A) In January, 1998 the Company obtained a $5,000,000 construction loan to finance the development and construction of the Mesquite Star (the "Secured Financing"). The Secured Financing consists of a $5,000,000 construction loan from First Credit Bank (the "First Credit Loan") secured by a first deed of trust and UCC-1 fixture filings on the Mesquite Property. In connection with the Secured Financing, the former shareholder debt and the shareholder loans have subordinated to the new first deed of trust on the Mesquite Property.

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

The principal was increased from $5,000,000 to $5,450,000 by First Credit Bank, by letter dated March 27, 1998, and was subsequently funded.

(B) Following the closing of the IPO in September of 1997, the shareholders agreed to extend the terms of the notes based on the terms described above.
In addition, accrued interest of approximately $960,000 was added to the principal amount of the notes and approximately $274,000 of accrued default interest was waived by the shareholders. The corresponding credit entry for this transaction was to additional paid-in capital. In consideration of this extension, the Company issued these shareholders warrants to acquire a total of 400,000 shares of common stock at an exercise price of $2.75 per share. Original issue discount in the amount of $896,000 was recorded for the granting of these warrants and $224,000 of this discount was expensed during the six month period ended June 30, 1998.

The loan agreement with the shareholders provides the Company with the option of making up to $525,000 in interest payments due after the closing of the IPO in the form of common stock. The Company must pay interest in cash and not in common stock to the extent there is sufficient positive cash flows from operations in excess of working capital needs. The shares of common stock issued pursuant to this loan agreement are valued based on the average closing price of the Company's common stock for five business days preceding the interest payment due date. The Company issued approximately 141,000 shares of common stock during the six month period ended June 30, 1998 in payment of accrued interest of approximately $406,000 (which included $241,000 of interest which was accrued at December 31, 1997). The Company intends to issue approximately 36,000 additional common shares in payment of accrued interest of approximately $119,000 subsequent to June 30, 1998.

In addition, the shareholders forgave $450,000 of a $475,000 note payable (which was issued as a loan extension fee in 1997 by the Company and charged to expense on the Statement of Operations) following the closing of the IPO. The corresponding credit entry for this transaction was to additional paid-in capital.

(C) Following the closing of the IPO in September of 1997, this note was extended under the terms described above. In addition, approximately $41,000 of accrued interest was added to the principal amount of the note.

(D) In September of 1997, the Company issued a $200,000 note payable as consideration for the option to purchase an indirect interest in a North Las Vegas property. The corresponding debit entry for this transaction was to other assets (See Notes 3 and 9).

Interest expense paid or accrued to the shareholders was approximately
$420,000 for the six month period ended June 30, 1998. Interest expense paid or accrued to the former shareholder was approximately $67,000 for the six month period ended June 30, 1998.

(E)On May 14, 1998, the Company entered into an agreement with A.F. Construction Company, Inc. ("AF"), and issued a note, dated May 15, 1998, for $600,000 covering amounts due in connection with construction of the Mesquite Star Hotel & Casino. The note bears interest at the greater of the Bank of Hawaii prime rate plus 3%, or 12%, per annum and can be extended by the Company monthly until April 15, 1999. As consideration for accepting the note, AF was granted warrants to purchase 15,000 shares of the Company's common stock at $2.25 per common share (See note 6). In addition, for each 1 month extension of the note AF shall be issued additional warrants to purchase up to 7,500 of the Company's common shares (in increments of 1,250 for each $100,000 principal amount, or pro rata portion thereof, that remains outstanding). The Company has granted warrants to purchase an aggregate of 37,500 of the Company's common shares to AF through September 15, 1998 and presently elected to extend payment of the $600,000 note principal to October 15, 1998.

The Company owes AF an additional sum of approximately $253,000, which is included in accounts payable at June 30, 1998, arising during completion of the Mesquite Star Hotel & Casino in June, 1998. AF filed a mechanic's lien against the Mesquite Property in the amount of approximately $853,000 on August 27, 1998. As a result of this mechanics lien, the Company is in violation of related covenants on all of their real estate secured debt. The Company intends to repay this $853,000 from refinancing proceeds (see note 12).

On March 31, 1998, Drs. Kelley and Tam, both shareholders, executed a financing commitment to lend the Company up to $1,000,000 on the terms set forth therein. The obligations of Drs. Kelley and Tam under the commitment were conditioned upon the execution of legal documentation satisfactory to the parties and their counsel. The loan is to bear interest at the greater of either the Bank of Hawaii prime rate of interest plus 3% per annum, or 12% per annum with a $10,000 commitment fee. The loan is to be secured by a deed of trust encumbering the Company's property in Mesquite, Nevada and governed by the terms of a new loan agreement. Advances can be obtained for current working capital purposes upon 20 days advance notice no sooner than June 1, 1998 and no later than March 26, 1999. There were no amounts outstanding under this commitment at June 30, 1998. (See note 6 for information on warrants issued pursuant to this commitment. See note 12 for subsequent events pursuant to this commitment).

On June 12, 1998, Drs. Kelly and Tam executed a second financing commitment to lend the Company up to $1,000,000. The loan is to bear interest at the greater of either the Bank of Hawaii prime rate of interest plus 3% per annum, or 12% per annum. The loan is to be secured by a deed of trust encumbering the Mesquite Hotel and Casino. The agreement calls for a reduction of the commitment by the net sum received by NevStar from the sale of shares of common stock pursuant to the June 30, 1998 private placement (see note 5). The net sum received reduced the available amount to $404,000 as of June 30, 1998. (See note 6 for warrants issued in connection with the commitment and note 12 for subsequent agreement). There was no amount outstanding under this commitment at June 30, 1998.

On April 27, 1998 an unrelated third party executed a financing commitment to loan the Company up to $250,000 with per annum interest of the greater of either the Bank of Hawaii prime rate plus 3%, or 12%. The commitment is secured by a deed of trust on the Mesquite Star Hotel & Casino. Interest is payable monthly in arrears and the principal and accrued interest is due one year from the initial draw date. There was no amount outstanding under this commitment at June 30, 1998.





As of June 30, 1998, annual maturities of notes and contracts payable (exclusive
of capital lease obligations) follow:       (Dollars in Thousands)
                           June 30, 1999               $ 1,163
                           June 30, 2000                13,960
                           June 30, 2001                    11
                                                       $15,134
(5) Capital Stock

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


Preferred stock

In June of 1997, the Company delivered an exchange offer to the holders of the preferred shares which gave them the right to convert each of the preferred shares into common stock at a ratio of .7 shares of common stock for every 1 share of preferred stock. As of June 30, 1998, 1,418,844 preferred shares have been exchanged for 993,182 shares of common stock and the capital stock accounts have been adjusted accordingly.

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

During the six month period ended June 30, 1998, the Company completed the sale in a private placement of an aggregate of 274,000 shares of Common stock at a sale price of $2.50 per common share. Total net proceeds received or deposited in escrow for the Company was approximately $597,000 at June 30, 1998.

(6) Stock Options, Warrants and Other Rights

Stock Options

The Company's shareholders approved the 1997 Stock Incentive Plan ("the Plan") for a total of 1,266,994 shares in June of 1997. The outstanding options under a former stock option plan have been incorporated into the 1997 Plan and no further options will be made under it. The incorporated options will continue to be governed by their existing terms. Stock options, stock appreciation rights and other stock-based awards may be granted under this new Plan. Awards under the Plan may be made to Company employees, directors, officers and consultants of the Company. The Plan confers upon the Compensation Committee (as Plan Administrator) the discretion to determine the number of the shares applicable to each option, the term of each option, and the time or times during its term when the option becomes exercisable. The Plan requires that the exercise price for awards made subsequent to the closing of the IPO be at fair market value at the date of grant. No option may be granted under the plan after July, 2007. Summarized information for employee stock option plans, for the six month periods ended June 30 1998 and 1997, follows:


                                                Six Month Period Ended
                                                       June 30,
                                              1998                 1997
                                                               (Unaudited)
                                                Weighted              Weighted
                                      Number    Average       Number  Average
                                        of      Exercise        of    Exercise
                                      Shares     Price        Shares   Price

Outstanding at beginning of period  1,068,000     $ 3.27     151,596    $ 8.59
   Granted                             57,500       2.32        -          -
   Canceled or relinquished              -           -          -          -
   Exercised                             -           -          -          -

Outstanding at end of period        1,125,500     $ 3.22     151,596    $ 8.59

Options exercisable at end of period  200,606        -       133,580       -
Available for grant at end of period   31,898                 78,360
Weighted-average fair value of
 options granted during the period                $ 1.24

The following table summarizes information about stock options outstanding at June 30, 1998:
                                                                   Weighted
              Options                Number    Weighted  Weighted   Average
            Granted With          Outstanding   Average   Average  Remaining
              Exercise              June 30,   Exercise   Fair    Contractual
               Prices                 1998      Price     Value   Life(years)


Equal to market price                 90,500  $ 2.22     $0.92        9.50
Less than market price             1,025,000    3.28      2.10        9.00
Greater than market price             10,000    5.50      0.52        9.25

                                   1,125,500                          9.00

In July of 1997, options to purchase 151,596 shares of common stock granted under the prior stock option plan were canceled and replaced by granting 1,025,000 options under the 1997 Plan with the modification of certain terms. 147,058 of these options vested concurrent with the July 1, 1998 opening of the Mesquite Star Hotel and Casino, and 877,942 options vest over five years. Additional compensation (and a corresponding credit to additional paid-in capital) of approximately $495,000 will be recorded as the services are provided. Approximately $137,000 and $0 of such compensation expense was recorded during the six month periods ended June 30, 1998 and 1997, respectively.

Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation ("SFAS 123"), is effective for years beginning after 1995, and provides, among other things, that companies may elect to account for employee stock options using a fair value method or continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company adopted SFAS 123, and elected to continue to account for employee stock options under APB 25. Accordingly no compensation costs related to employee stock options has been recognized pursuant to the fair value method.

The following table discloses the Company's pro forma net loss and net loss per share assuming compensation cost for employee stock options had been determined pursuant to the fair value method described in SFAS 123. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted.










The model assumes no expected future dividend payments on the Company's common stock for the options granted.

                                                     Six Month Period Ended
                                                               June 30,
                                                          1998        1997
                                                                   (Unaudited)
                                                       (Dollars in thousands
                                                     except per share amounts)

Net loss:
   As reported                                         $(2,286)    $ (1,847)
   Proforma                                             (2,400)      (1,847)

Net loss per common share:
   As Reported                                         $ (0.65)       (2.78)
   Proforma                                              (0.68)       (2.78)

Weighted average assumptions (1998 only):
   Expected stock price volatility                       35.00%
   Risk-free interest rate                                6.50%
   Expected option lives (years)                          3 to 5
   Estimated fair value of options granted               $1.24


A summary of option activity with non-employees for the six month periods ended June 30, 1998 and 1997 follows:

                                               Six Month Period Ended
                                                       June 30,
                                               1998                1997
                                                               (Unaudited)
                                                Weighted              Weighted
                                      Number    Average       Number  Average
                                        of      Exercise        of    Exercise
                                      Shares     Price        Shares   Price

Outstanding at beginning of period     99,596     $ 4.00      27,906    $ 3.60
   Granted                             10,000       2.20        -          -
   Canceled or relinquished              -           -          -          -
   Exercised                             -          -           -          -

Outstanding at end of period          109,596     $ 3.83      27,906    $ 3.60


Options exercisable at end of period  101,263





In July of 1997, 7,862 shares of common stock previously granted under the prior stock option plan to a consultant were canceled and replaced by granting 75,000 options under the 1997 Plan with the modification of certain terms. Approximately $5,000 of consulting expense (and a corresponding entry to additional paid-in capital) was recorded during the year ended June 30, 1998.

In addition, shareholders agreed to relinquish 17,948 shares of stock options and all debt conversion rights in connection with the extension of the debt following the closing of the IPO as discussed in Note 4.

Warrants

During the six month period ended June 30, 1998, the Company granted certain shareholder/lenders 75,000 warrants to purchase common stock of the Company at an exercise price of $2.00 per share, representing a commitment fee for the issuance to the Company of a $1,000,000 loan commitment. Accordingly, approximately $109,000 was recorded as a commitment fee, which is reflected in other assets, and a corresponding credit to paid in capital. The contractual maturity of the warrants is approximately 5 years at June 30, 1998.

As consideration for a $1,000,000 stand by letter of commitment in June, 1998, the Company granted certain shareholder/lenders warrants to purchase 125,000 shares of common stock of the Company at an exercise price of $2.50 per share. The commitment fee expense arising from this transaction of $214,000 was charged to expense during the six month period ended June 30, 1998. The terms of this commitment, among other things, provided the Company the ability to draw any shortfall in proceeds from its $1,000,000 maximum private placement of common stock, against the letter of commitment, up to a maximum of $1,000,000. At June 30, 1998, the Company successfully raised net proceeds of approximately $597,000 from the offering (See note 12 for subsequent events related to this stand by commitment).

Also during 1998, the Company granted to an unrelated third party lender, 17,850 warrants to purchase common stock at an exercise price of $2.00 per share as consideration for a $250,000 commitment letter. The Company recorded approximately $34,000 as commitment fees related to this transaction, which is carried in other assets with a corresponding credit to paid in capital. The remaining contractual maturity of such warrants is approximately 5 years at June 30, 1998. Subsequent to June 30, 1998, the Company drew down $100,000 against this commitment.

In 1998, the Company issued 15,000 warrants at an exercise price of $2.25 per share, in connection with a note payable to a vendor. The Company recorded approximately $34,000 as commitment fees related to this transaction, which is carried in other assets with a corresponding credit to paid in capital. The Company also issued a warrant agreement to the private placement underwriter for 15,568 common shares with an exercise price of $4.13 per common share. The remaining contractual maturity for such warrants is 5 years at June 30, 1998.

In connection with the private placement of the Series A preferred stock in 1994, the Company issued warrants to purchase 15,547 shares of the Company's common stock at $44.07 per share. The remaining contractual life for these warrants is approximately eight months at June 30, 1998.

Warrants to purchase 13,102 and 26,205 shares of the Company's common stock at $9.54 and $18.51 per share, respectively were issued in 1995 in connection with a note payable which was later purchased by shareholders. The remaining contractual life for these warrants is approximately two years as of June 30, 1998.

In addition to the 400,000 warrants granted in 1997 to shareholders in consideration of the notes payable extension as discussed in Note 4, the Company granted shareholder warrants to purchase 79,839 shares of the Company's common stock at an exercise price of $0.25 for various consulting services provided to the Company. Approximately $342,000 of consulting expense (and a corresponding credit entry to additional paid-in capital) was recorded during the year ended December 31, 1997 relating to this transaction. Also, a shareholder was granted warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $2.00 per share for assisting with the arrangement of the North Las Vegas Option (See Notes 3 and 9). The Company recorded approximately $57,000 in other assets (and a corresponding credit entry to additional paid-in capital) in 1997 relating to this transaction. The remaining contractual maturity for these warrants is approximately four years at June 30, 1998.

In connection with the IPO that closed in 1997, the representative underwriter was issued a warrant agreement entitling the underwriter to purchase 76,278 units, each comprised of one share of common stock and four common stock purchase warrants. The exercise price of the units is $8.03 as is the exercise price for the warrants included in the units. The remaining contractual maturity for these units is approximately 3 years as of June 30, 1998.

A summary of all common shares under issued stock options and warrants, at June 30, 1998 follows:

     Number of common shares
       Stock options                                          1,235,096
       Warrants issued in connection
         with IPO(note 5 and 12)                              3,450,000
       Warrants underlying underwriter's warrant                305,112
       Shares underlying underwriter's warrant                   76,278
       Other warrants                                           803,111

          Total                                               5,869,597


(7)  Related Party Transactions

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

This same related party loaned the Company $500,000 in 1995 and the total notes payable to this related party at June 30, 1998 is approximately $1,099,000 as reflected in Note 4. In July 1997, the makers of the other notes payable, reflected in note 4, purchased 280,398 shares of common stock from this related party at a purchase price of $1.68 and became shareholders of the Company.

(8) Commitments and Contingent liabilities

Leases

The Company leases both real estate and furniture and equipment used in its operations and classifies those leases as either operating or capital leases following the provisions of SFAS No. 13, "Accounting for Leases."

Mesquite Star Hotel & Casino equipment leased under capital leases, included in furniture and equipment was $2,061,000 at June 30, 1998. There was no amortization of assets held under capital leases at June 30, 1998.
The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of June 30, 1998:


                                                 Capital     Operating
                                                   Leases      Leases
                                                 (Dollars in thousands)

Years ending June 30,
  1999                                             $ 580       $  865
  2000                                               755        1,018
  2001                                               616          981
  2002                                               321          240
  2003                                               246          109
  Thereafter                                          26           27

  Total minimum lease payments                    $2,544       $3,240
  Less: amount representing interest
        (at imputed rates from 10% to 11.5%)        (493)

  Present value of net minimum capital
    lease payments                                $2,051



Employment agreements

The Company has employment agreements with two of its officers. The terms of the agreements are for five years and contain minimum base level salary requirements and include provisions where both officers upon termination are eligible for severance pay and certain other benefits as outlined in the agreements.

(9) North Las Vegas Option Agreement

The Company entered into a option agreement in April, 1996 that provides the Company the option to purchase an indirect 20% ownership interest, (which is estimated to be approximately $2,200,000) in a 25-acre parcel of unimproved real property located in the city of North Las Vegas, Nevada. As discussed in Note 4, the Company issued a $200,000 note payable as consideration for the option. The option expires in September of 1999. Upon payment of the note, the funds are expected to be used for planning, engineering, promotional expenses and design work with respect to the project and are non-refundable and not applicable to the option purchase price, but are reimbursable in connection with the development and financing of the project. One of the Company's shareholders has an ownership interest in the above property.

(10) 1997 Bridge Financing

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

(11) Year 2000(unaudited)

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

(12) Subsequent Events and Financing

On September 30, 1998, the Company entered into a loan commitment with a lender for a real estate first mortgage loan of approximately $20,000,000 which is contingent on multiple conditions being met. If funded, the proceeds will be utilized, among other things, to repay the Company's existing real estate notes payable, to pay the A.F. Construction payable, to provide a principal and interest reserve during the early months of the mortgage loan, and for general corporate purposes.

Sales of Land

On September 11, 1998, pursuant to an escrow agreement with an unrelated party, the Company sold a portion of the Mesquite land (about 26,000 square feet) for $450,000 and a parcel of land adjacent to the Mesquite Land (5,199 square feet). The Company will record a gain on this sale during the quarter ended September 30, 1998.

The Company has also entered into an agreement with an unrelated party to sell a separate parcel of Mesquite land (about 41,000 square feet) for approximately $445,000, including the initial refundable deposit of $100,000 which was received by the Company on September 30, 1998. The escrow is expected to close on October 31, 1998. Upon close of escrow, the Company will record a gain on this sale.

Warrant Agreement Adjustment

On June 24, 1998 and July 1, 1998, the Company completed the sale in a private placement of an aggregate of 274,000 shares of common stock at a sale price of $2.50 per common share. The issuance of this 274,000 shares of common stock subsequent to June 30, 1998 (but committed at June 30, 1998), when aggregated with certain other issuances of common stock and warrants to purchase common stock by the Company since September 24, 1997, in accordance with Section 9(f)(ii) of the Warrant Agreement, have resulted in the following adjustments as of July 1, 1998 to the purchase price and the number of shares of common stock purchasable upon exercise of each warrant. In accordance with Section 9(a) of the Warrant Agreement, the purchase price of common stock purchasable upon exercise of the warrants has been adjusted from $5.50 to $5.06 per common share, and therefore the number of shares of common stock purchasable upon exercise of each warrant has been adjusted from 1.0 to 1.1 common shares.

Resignation of Officer and Director

Jeffrey L. Gilbert, President and Chief Operating Officer and a Director of the Corporation, resigned from all positions with NevStar effective September 25, 1998, in order to pursue other opportunities. Mr. Gilbert will, however, continue to serve NevStar as a consultant to assist the Company in certain projects and transitional matters. The Board of Directors has named its Chairman and Chief Executive Officer, Dr. Michael J. Signorelli, as President to replace Mr. Gilbert. The vacancy on the Board of Directors caused by Mr. Gilbert's resignation has not yet been filled.

As part of Mr. Gilbert's severance agreement he will receive $100,000 in severance compensation and his 265,000 stock options fully vested on September 25, 1998. The Company will record the expense pursuant to the severance agreement during the quarter ended September 30, 1998.

Related Party Commitment

On September 30, 1998 a letter of commitment ("New Loan") was entered into with Drs. Kelly and Tam replacing the March 31, 1998 and June 12, 1998 commitments (see note 4). The New Loan is for $1,000,000 with interest at 12% and defers payment of accrued interest of $215,000 on the previous loan agreements until the new loan is due in April, 1999. The deferred interest will accrue interest at 12% per annum also. As consideration for the commitment and the initial advance, the Company granted 32,250 warrants to purchase shares of the Company's common stock at a purchase price of $2.50 per share, and 60,000 warrants to purchase shares of the Company's common stock at a purchase price of $2.00 per share. For each additional $100,000 advance, the lenders shall receive 15,000 warrants to purchase shares of common stock at $2.00 per share. An initial advance of $400,000 was made on October 1, 1998 and was net of a commitment fee of $10,000 and legal fees of $20,000.

Leases

The Company entered into two operating lease agreements subsequent to June 30, 1998. The commitment totals $214,000 under such leases.

Plan of Operation

The Mesquite Star Hotel and Casino opened for business on July 1, 1998. Results of operations, which are not stabilized, have not generated net income or positive cash flow at September 30, 1998. The Company intends to continue conducting special events and promotional activities which may attract more guests and visitors to the property. Although occupancy and revenues have recently improved, there can be no assurance that the Company's plan of operation for the Mesquite Star will be successful.

The Company's success is substantially dependent on closing the loan pursuant to this loan commitment, or obtaining alternative debt or equity financing, the net proceeds from the exercise of the Warrants, or otherwise during 1998, to continue to implement its business plan, including the North Las Vegas Option. There can be no assurance the Company will be able to generate sufficient funds from these or other sources.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Incorporated by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION.

     Incorporated by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders.

ITEM 11  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders.



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

  10.14. Participation and Intercreditor Agreement, dated April 18, 1996, between Richard Kelley and Richard Tam (filed as Exhibit 10.53 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

  10.15. Stock Purchase Agreement dated as of May 9, 1997 by and between the Company, PMJ Enterprises, Inc., Patrick J. Shannon, Dr. Richard Roy Kelley and Richard Tam (filed as Exhibit 10.111 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.16. First Amendment to Amended and Restated Convertible Loan Agreement between the Company and Richard R. Kelley dated July 17, 1997 (filed as Exhibit 10.123 to Amendment No. 6 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.17. Intercreditor Agreement by and among Richard Kelley, Richard Tam and PMJ Enterprises, Inc., dated May 1997 (filed on Exhibit 10.17 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

 10.18. Option Agreement between the Company and Desert Mesa Land Partners, Ltd., a Nevada limited partnership dated April 23, 1996 (filed as
           Exhibit 10.84 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.19. First Amendment dated April 30, 1997 to Option Agreement between the Company and Desert Mesa Land Partners, Ltd., and High Mesa Development, Inc., dated April 23, 1996 (filed as Exhibit 10.117 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

  10.20. Second Amendment dated September 8, 1997 to Option Agreement between the Company and Desert Land Partners, Ltd. and High Mesa Development, Inc. (filed as Exhibit 10.20 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

  10.21. Third Amendment, dated March 15, 1998 to Option Agreement and Amendment to Note between the Company and Desert Land Partners, Ltd. and High Mesa Development, Inc. (filed as Exhibit 10.21 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference).

  10.22. Operating Lease Commitment for $2,100,000 dated April 10, 1996 between the Company and PDS Financial Corporation (filed as Exhibit
          10.87 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

  10.23. Equipment Financing Commitment dated March 12, 1996 between the Company and PDS Financial Corporation (filed as Exhibit 10.88 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

  10.24. Operating Lease Commitment for $700,000 dated March 29, 1996 between the Company and PDS Financial Corporation (filed as Exhibit 10.94 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

  10.25. Construction Loan Agreement between First Credit Bank and the Company dated January 27, 1998 (filed as Exhibit 10.25 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

  10.26 Master Lease Agreement between IGT and the Company, dated April 8, 1998 (filed as Exhibit 10.26 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

  10.27. Lease Agreement between Casino Excitement, Inc. dba Mikohn Lighting & Sign and the Company dated as of February 9, 1998 (filed as
          Exhibit 10.27 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

  10.28 Financing Commitment Letter dated March 31, 1998 by Richard Kelley and Richard Tam (filed as Exhibit 10.1 to Form 10-QSB filed May 15,
               1998 and incorporated herein by reference)

 10.29 Financing Commitment Letter dated April 27, 1998 by Sam Hon (filed as Exhibit 10.2 to Form 10-QSB filed May 15, 1998 and incorporated herein by reference)

 10.30 First Amendment to Construction Loan Agreement between First Credit Bank and the Company dated June 17, 1998

 10.31  Amendment dated August 25, 1998 to Hon Financing Commitment Letter

 10.32 Loan Agreement dated September 30, 1998 by and between the Company and Richard Kelley and Richard Tam

 10.33 Letter Agreement dated May 14, 1998 by and between the Company and A.F. Construction Company, Inc.

 10.34 Conditional Loan Commitment dated September 30, 1998 between the Company and CNB Capital, Inc. (To be sent by amendment)

  10.35 Fourth Amendment, dated September    , 1998 to Option Agreement and
         Amendment to Note between the Company and Desert Land Partners, Ltd. and High Mesa Development, Inc.

  10.36 Executive Severance Agreement dated September 25, 1998, by and between the Company and Jeffrey L. Gilbert


Exhibit 24 - Powers of Attorney

Exhibit 27 - Financial Data Schedule (filed on EDGAR only)

(b) REPORTS ON FORM 8-K.

     During the quarter ended June 30, 1998, the following reports on Form 8-K were filed by the Company:

     (1) A Report dated June 23, 1998 regarding the Company's receipt of approval from the Nevada Gaming Commission to commence gaming operations at its Mesquite Star Hotel and Casino;

     (2) A Report dated June 24, 1998 regarding the Company's private placement of 224,000 shares of Common Stock and adjustments to Warrants; and

     (2) A Report dated June 29, 1998 regarding the Company's appointment of Brent E. Duncan as its Chief Financial Officer and Treasurer



























                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th of October, 1998.

                              NEVSTAR GAMING & ENTERTAINMENT
                              CORPORATION




                              By:
                                   Michael J. Signorelli
                                   Chairman of the Board, President,
                                   Secretary, and
                                   Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons, who include a majority of the Board of Directors, on
behalf of the Registrant and in the capacities indicated on October        ,
1998.

Signatures                    Title

James D. Meehan               Director
Michael J. Signorelli         Director
Richard Tam                   Director


By:
     Michael J. Signorelli, individually,
     Chairman of the Board, President, Secretary and
     Chief Executive Officer (Principal
     Executive Officer) and as attorney-in-fact
     for the foregoing Persons


By:
     Brent E. Duncan
     Chief Financial Officer
     and Treasurer (Principal Financial
     Officer and Principal Accounting Officer)