Form 10KSB/A
period 1998-06-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 1998-10-28
CIK 1006384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-KSB/A
                                Amendment No. 1

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

       Common Stock $0.01 par value
       Redeemable Common Stock Purchase Warrants
                (Title of Class)

 Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X         No

 Check if there is no disclosure of delinquent filers in response to Rule 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

 The issuer's revenues for the six-month transition period ended June 30, 1998 were: $0.

 There were 3,899,672 outstanding shares of common stock, par value $0.01 per share, as of September 30, 1998. The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, as of September 30, 1998, was $3,406,000 based on the last sales price on such date.

 Transitional Small Business Disclosure Format:   Yes____    No X
 PART III

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

 DIRECTORS AND EXECUTIVE OFFICERS.    The current directors and executive
 officers of the Company and their ages are as follows:

 Name                      Age     Position

 Michael J. Signorelli      53     Chairman, Chief Executive Officer,
                                   President, Secretary and Director

 Brent E. Duncan            58     Chief Financial Officer and Treasurer

 Dr. Richard Tam            82     Director

 James D. Meehan            46     Director

 Michael J. Signorelli. Mr. Signorelli is one of the founders of the Company. He has been a Director and Chief Executive Officer of the Company since its inception, Chairman since April 1997 and Secretary since August 1995. He was President of the Company from its inception in 1993 until April 1997 and has been serving as President since September 25, 1998. Since December 1993, Mr. Signorelli has devoted substantially all of his business time and attention to the Company. As Chief Executive Officer, Mr. Signorelli is responsible for all aspects of the the Company's daily operations, including overall strategic planning, development, and operations of the Mesquite Star Hotel & Casino which opened on July 1, 1998. From 1990 through 1993, Mr. Signorelli was also the Executive Vice President of PMJ Enterprises, Inc. As such Executive Vice President, Mr. Signorelli was responsible for the daily operations associated with the development of the Mesquite Property, which included obtaining the necessary entitlements, permits, approvals and licenses from the City of Mesquite, assisting in the development of architectural and landscaping plans for the hotel/casino, and locating long-term and interim financing sources for the initial development costs associated with the hotel/casino. From 1989 through 1990, he was Vice President of Walter Development Corp. in Las Vegas, Nevada. In this position, he was responsible for directing all Nevada operations of Walter Development Corp., which included the development, construction, financing and administration of the Paradise Bay, a 1,000-room hotel/casino in Laughlin, Nevada. During the construction of the Paradise Bay, Mr. Signorelli left Walter Development Corp. to join PMJ Enterprises,
 Inc. with Mr. Patrick Shannon. Due to the financial insolvency of Walter Development Corp., the Paradise Bay was never fully developed and did not open. Prior to his employment with Walter Development Corp., Mr. Signorelli was Director of Project Development for Lincoln Management, a company involved in the management of hotel/casino properties located in Reno and Las Vegas, Nevada, including Fitzgerald's Hotel & Casino in Las Vegas, Nevada. Mr. Signorelli attended the University of Rhode Island where he received his B.S. degree in Business Administration with an emphasis in accounting and economics in 1968. He received his M.S. degree in Psychological Research from the University of Nevada in 1973; and his Ed.D. degree from the University of Nevada in 1978. Mr. Signorelli's term as a director expires at the Company's 2000 Annual Meeting of Stockholders.


 Brent E. Duncan. Mr. Duncan has served as Chief Financial Officer and Treasurer of the Company since June 19, 1998, having joined the Company in February 1998. He served as a consultant from April 1997 to January 1998. From January 1993 until March 1997, he served in various financial positions at Elsinore Corporation and its operating subsidiary the Four Queens Hotel
 & Casino, and on June 4, 1996, while Elsinore Corporation was engaged in reorganization proceedings, he was named Treasurer and Secretary of both corporations and certain other subsidiaries. On March 14, 1997, the Reorganization plan became effective. Mr. Duncan has many years of Nevada gaming industry experience, including positions as Vice president, Treasurer and Director of Del E. Webb Hotels Corporation during 3 years, where his responsibilities included reporting financial results of operations for eight hotels, including four Nevada gaming properties. Formerly an audit manager with the Los Angeles office of KPMG Peat Marwick LLP, for six years, Mr. Duncan's assignments included two years as resident manager of the firm's Las Vegas, Nevada office. A Certified Public Accountant in Nevada,
 Mr. Duncan is a member of the American Institute and the Nevada Society of Certified Public Accountants. He also holds a Bachelor's Degree in Business with a major in Accounting from San Jose State University, where he was a member of the Accountants Honorary Society. Prior to entering college, Mr. Duncan served in the United States Navy Submarine Service.


 Dr. Richard Tam. Dr. Tam has served as a director since October 1, 1997. Dr. Tam received his Bachelor of Arts in Civil Engineering from Stanford University and his Masters in Business Administration from Columbia University. In 1995, Dr. Tam received an honorary Doctor of Laws degree from the University of Nevada, Las Vegas. Dr. Tam is currently active as a private investor and real estate investor and developer. Dr. Tam also operates and manages his own thoroughbred breeding and racing business. Dr. Tam is also a principal in Desert Mesa Land Partners, a Nevada limited partnership which has granted the Company an option to purchase a 20% indirect ownership interest in a casino site in North Las Vegas, Nevada. See "Item 1. BUSINESS - North Las Vegas Property" and "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Dr. Tam's term as a director expires at the Company's 1999 Annual Meeting of Stockholders.


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

 The full Board of Directors currently consists of five directors. Messers. Signorelli, Tam and Meehan are currently directors of the Company serving in the class whose term expires in 2000, 1999, and 1998, respectively. There are currently two vacancies on the Board.

 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and NASDAQ. These persons are required to furnish the Company with copies of all reports under Section 16(a) they file.

 Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the period January 1, 1998 to June 30, 1998, the Company's officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

 ITEM 10.  EXECUTIVE COMPENSATION.

 The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 1995, 1996 and 1997 and the period January 1, 1998 through June 30, 1998 (the "1998 Transition Period") to the Company's (i) Chief Executive Officer and (ii) the former President and Chief Operating Officer (collectively, the "named executive officers").

 SUMMARY COMPENSATION TABLE

 ANNUAL COMPENSATION

 Name and
 Principal                                                  Other Annual
 Position                      Year     Salary     Bonus    Compensation(1)


 Michael J. Signorelli         1998(3) $ 93,590      -0-            -0-
 (Chairman, Chief Executive    1997    $245,875      -0-            -0-
 Officer, President            1996    $120,000      -0-          $67,600
 and Secretary)(2)             1995    $120,000      -0-            -0-


 Jeffrey L. Gilbert            1998(3) $ 81,891      -0-            -0-
 (former President and         1997    $222,999      -0-            -0-
 Chief Operating Officer)(4)   1996    $120,000      -0-            -0-


 LONG TERM COMPENSATION

 Name and                     Restricted  Securities            All
 Principal                    Stock       Underlying    LTIP    Other
 Position               Year  Awards     Options/SARs   Payouts Compensation


 Michael J. Signorelli  1998(3)  -0-          -0-         -0-   $90,117 (6)
 (Chairman,
 Chief Executive        1997     -0-        775,000(6)    -0-     -0-
 Officer, President     1996     -0-          -0-         -0-     -0-
 and Secretary)(2)      1995  $67,600(5)    125,390(6)    -0-     -0-




 Jeffrey L. Gilbert     1998(3)  -0-         15,000       -0-   $46,568 (4)
 (former President and  1997     -0-        250,000(7)    -0-     -0-
 Chief Operating        1996     -0-          -0-  (7)    -0-     -0-
 Officer)(4)



 (1)See Footnote (5). Management believes that the value of perquisites and other personal benefits, securities or property, distributed to executive officers of the Company individually or as a group during each of the years 1995, 1996 and 1997 and the 1998 Transition Period did not exceed the lesser of $50,000 or 10% of such officer's individual salary and bonus for that period. This table also does not include repayment of certain advances made to the Company by both Mr. Signorelli and certain members of his family.

 (2)Mr. Signorelli served as President of the Company from 1993 until August 1997 and has been serving as President since Mr. Gilbert's resignation which was effective September 25, 1998.

 (3)Compensation for the 1998 Transition Period. On April 1, 1998, the Company's Board of Directors determined to change the Company's fiscal year from a year ending on December 31, to a year ending on June 30.

 (4)Mr. Gilbert resigned as President and Chief Operating Officer and Director of the Company effective September 25, 1998. Mr. Gilbert joined the Company as Executive Vice President and Chief Operating Officer on January 2, 1996.

 (5)Pursuant to a Restricted Stock Purchase Agreement dated August 27, 1995, Mr. Signorelli was granted a right to immediately purchase 4,193 shares of restricted Common Stock (the "Restricted Stock") at a purchase price of $2.39 per share. Mr. Signorelli purchased the 4,193 shares for a $10,000 promissory note on August 27, 1995. The Company believes that for purposes of recording compensation in accordance with APB No. 25, the per share fair market value of the Company's Common Stock on August 27, 1995 was equal to $18.51. Therefore, the difference between the aggregate fair market value on the date of grant and the purchase price of the Restricted Stock is includable in both Other Annual Compensation and Restricted Stock Awards of this table with respect to the Restricted Stock.

 (6)Mr. Signorelli was granted certain stock options in 1995, which are included in this table. In July 1997, these options were canceled and replaced by the grant of options to purchase (i) 117,647 shares of Common Stock for $2.00 per share and (ii) 657,353 shares of Common Stock for $3.50 per share. See "Stock Option Plan" and "Outstanding Stock Options and Restricted Stock." Other compensation for the 1998 Transition Period consists the vested portion of options granted in 1997 that were granted with an exercise price below the initial public offering value.

 (7)Mr. Gilbert was granted options to purchase 26,205 shares of Common Stock in 1995 prior to his becoming an executive officer of the Company. In July 1997, these options were canceled and replaced by the grant of options to purchase (i) 29,411 shares of Common Stock for $2.00 per share, and (ii) 220,589 shares of Common Stock for $3.50 per share. In January 1998 Mr. Gilbert was granted options to purchase 15,000 shares of common stock at $2.00 per share. See "Stock Option Plan" and "Outstanding Stock Options and Restricted Stock." Other compensation for the 1998 Transition Period consists of the vested portion of options granted in the prior year that were granted with an exercise price below the initial public offering value.

 OPTIONS GRANT TABLE

 The following table sets forth certain information concerning the grant of stock options made to each of the named executive officers during the 1998 Transition Period.


 OPTION GRANTS DURING THE 1998 TRANSITION PERIOD
 (Individual Grants)

 Name               Number of   Percent of
                    Securities  total                              Market
                    Underlying  granted to                         Price on
                    Options     Employees     Exercise Expiration  date of
                    Granted     During 1998     Price    Date      Grant

 Michael J. Signorelli   -0-       -             -          -         --


 Jeffrey L. Gilbert    15,000     26.0%         $2.00   1/12/2008    $2.19





 SIGNORELLI EMPLOYMENT AGREEMENT.

 General.

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

 GILBERT EXECUTIVE SEVERANCE AGREEMENT.

 Mr. Gilbert resigned as President and Chief Operating Officer and as a director of the Company effective September 25, 1998. Mr. Gilbert will, however, continue to serve NevStar as a consultant to assist the Company in certain projects and transitional matters. The Company and Mr. Gilbert entered into an Executive Severance Agreement (the "Severance Agreement") effective as of September 25, 1998. Pursuant to the Severance Agreement, the Employment Agreement between Mr. Gilbert and the Company dated
 January 2, 1996, as amended, pursuant to which Mr. Gilbert had served as the President and Chief Operating Officer of the Company and initial General Manager of the Mesquite Star was terminated effective September 25, 1998. Mr. Gilbert has agreed to certain restrictions on his ability to disclose confidential and proprietary information with regard to the Company. In addition, Mr. Gilbert and the Company agreed to release each other from claims arising out of or in connection with Mr. Gilbert's employment with the Company.

 As part of Mr. Gilbert's Severance Agreement he will receive $100,000 in severance compensation payable during the six-month period commencing September 25, 1998 (the "Severance Period"). During the Severance Period Mr. Gilbert will continue to participate in all employee pension and welfare benefit plans and programs for the Company's senior level executives as a group or its employees generally. In addition, the 220,589 stock options granted to Mr. Gilbert under the Company's 1997 Stock Incentive Plan became fully vested on September 25, 1998 and the 265,000 options held by Mr. Gilbert shall remain exercisable until their respective expiration dates, notwithstanding Mr. Gilbert's termination of employment. During the Severance Period, Mr. Gilbert will be entitled to receive a $1,000 monthly automobile allowance. Effective as of September 25, 1998, the Company has assigned to Mr. Gilbert the "Key Man" term life insurance policy held by the Company. The Company will pay premiums due on the policy through March 25, 1999.

 EXECUTIVE EMPLOYEE BONUS PLAN. The Company's Board is considering the adoption of an Executive Employee Bonus Plan (the "Plan"), which will relate to the Company's financial performance, and provide incentives to the executives participating in the Plan. Upon implementation, the Plan will entitle a specified group of executives to each receive an annual cash bonus ("Bonus") equal to a percentage of the Company's EBITDA. It is proposed that the Plan will use a sliding scale approach measured against a targeted budget number (the "Budget"), with an increased percentage of EBITDA paid to each executive participating in the Plan as the Budget is met and exceeded. Bonuses are intended to provide executives with an opportunity to receive additional cash compensation based upon the financial performance of the Company. Messrs. Signorelli would be entitled to participate in the Plan under the terms of the Signorelli Employment Agreement.

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

 The Board may amend or modify the 1997 Plan at any time. The 1997 Plan will terminate on July 1, 2007, unless sooner terminated by the Board. As of June 30, 1998 1,235,096 options have been granted under or incorporated into and are outstanding under the 1997 Plan.

 OPTION HOLDINGS AND VALUES

 The following table sets forth the number and value of securities underlying options held by each of the named executive officers.

 JUNE 30, 1998 OPTION VALUES(1)

                         Number of Securities        Value of Unexercised
                         Underlying Unexercised      In-the-Money Options
                       Options at June 30, 1998(2)    at June 30, 19983

 Name                  Exercisable  Unexercisable  Exercisable Unexercisable

 Michael J. Signorelli(4) 131,471      643,529       $ -0-        $132,941
 Jeffrey L. Gilbert(5)     59,118      205,882       $16,950      $ 33,234

 (1) No options or Stock Appreciation Rights (SARs) were exercised by any Company employee during the 1998 Transition Period; No outstanding SARs are held by any employee or director of the Company.

 (2) The sum of the numbers under the Exercisable and Unexercisable columns of this heading represents each named executive officer's total outstanding options.

 (3) The dollar amounts shown under the Exercisable and Unexercisable columns of this heading represent the number of exercisable and unexercisable options, respective, multiplied by the difference, if any, between the value of the Common Stock on June 30, 1998, which was $3.13 per share, and the exercise price of the options.

 (4) In July 1997, options granted under a prior plan were canceled and replaced by the grant of options to purchase (i) 117,647 shares of Common Stock for $2.00 per share and (ii) 657,353 shares of Common Stock for $3.50 per share. See "Stock Option Plan" and "Outstanding Stock Options and Restricted Stock." 117,647 of Mr. Signorelli's options became exercisable on July 1, 1998, upon the opening of the Mesquite Star. See "Outstanding Stock Options and Restricted Stock."

 (5) In July 1997, options granted under a prior plan were canceled and replaced by the grant of options to purchase (i) 29,411 shares of Common Stock for $2.00 per share, and (ii) 220,589 shares of Common Stock for $3.50 per share. On January 18, 1998, Mr. Gilbert was granted immediately exercisable options to purchase 15,000 shares of Common Stock at $2.19 per share. See "Stock Option Plan" and "Outstanding Stock Options and Restricted Stock." 29,411 of Mr. Gilbert's options became exercisable on July 1, 1998, upon the opening of the Mesquite Star. Mr. Gilbert's remaining options became fully exercisable effective September 25, 1998 pursuant to the Severance Agreement. See "Gilbert Executive Severance Agreement" and "Outstanding Stock Options and Restricted Stock."

 COMPENSATION OF DIRECTORS. Directors receive no additional compensation for services as a director except that non-employee directors of the Company are reimbursed for their expenses incurred and grants of Stock options pursuant to the Company's 1997 Stock Incentive Plan. See "EXECUTIVE COMPENSATION - STOCK OPTION PLAN."

 Outstanding Stock Options and Restricted Stock. The Company has granted to Mr. Signorelli pursuant to the 1997 Plan, (i) a non-qualified option to purchase 117,647 shares of the Company's Common Stock at an option price of $2.00 per share which vested upon the opening of the Mesquite Star on July 1, 1998 and (ii) an incentive stock option to purchase 657,353 shares of the Company's Common Stock at an option price of $3.50 per share which vests 20% per year over five years or earlier if the Company achieves revenues of $30,000,000 or $5,000,000 EBITDA in any fiscal year. Mr. Signorelli purchased 4,193 shares of restricted stock for a $10,000 promissory note on August 27, 1995. The exercise of Mr. Signorelli's option shares is contingent upon Mr. Signorelli's continued employment with the Company. Mr. Signorelli is permitted to exercise all or a portion of the 775,000 option shares by (i) surrendering some of his 4,193 shares of restricted Stock to the Company at their fair market value as of the exercise date; and (ii) delivering a promissory note to the Company for the balance of the exercise price.

 The Company granted to Mr. Gilbert pursuant to the 1997 Plan, (i) a non-qualified option to purchase 29,411 shares of the Company's Common Stock at an option price of $2.00 per share, which vested upon the opening of the Mesquite Star on July 1, 1998, and (ii) an incentive stock option to purchase 220,589 shares of the Company's Common Stock at an option price of $3.50 per share which vested in full effective September 25, 1998 pursuant to the Severance Agreement. See "Gilbert Executive Severance Agreement." Mr. Gilbert was also granted an option to purchase 15,000 shares of the Company's Common Stock at an option price of $2.00 per share, exercisable immediately, on January 13, 1998.

 On December 11, 1997, the Company granted each of Dr. Tam and Mr. Meehan an option exercisable until December 11, 2007 to purchase 12,500 shares of Common Stock at a per share exercise price of $2.03. This option is exercisable after December 11, 1998 provided that (i) Dr. Tam or Mr. Meehan has, respectively, continued to serve as a director of the Company or at least agreed to serve and (ii) the Company's shareholders have approved an increase in the number of shares of Common Stock issuable under the Company's 1997 Stock Incentive Plan by at least the amount of shares subject to this option.

 On February 2, 1998, Brent Duncan, Chief Financial Officer and Treasurer of the Company; was granted pursuant to the Plan an incentive stock option to purchase 25,000 shares of the Company's Common Stock at an option price of $2.50 per share. The option vests in three equal annual installments beginning February 2, 1999, or entirely in the event the Company achieves annual revenues of $30,000,000 or $5,000,000 EBITDA.

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 PRINCIPAL STOCKHOLDERS OF THE COMPANY. The following table sets forth certain information as of October 1, 1998, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors and nominees, and executive officers, and (iii) the directors and executive officers of the Company as a group. Unless otherwise provided, the percentages set forth in this Section are calculated with respect to each person as follows: (i) using a denominator equal to the amount of outstanding Common Stock plus, for each person, any Common Stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges and other rights; and (ii) using a numerator equal to any Common Stock actually owned by that person plus any Common Stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges and other rights.

 Title of    Name and Address              Number of          Ownership
 Class       of Beneficial Owner           Shares             Percentage(1)
                                           Beneficially
                                           Owned
 Common      Richard Tam                    901,874 (2)           20.6%
             2140 W. Charleston Blvd.
             Las Vegas, NV 89012

 Common      Interworld Group LLC           901,874 (2)           20.6%
             2140 W. Charleston Blvd.
             Las Vegas, NV 89012

 Common      Valley Star, LLC               901,874 (2)           20.6%
             2140 W. Charleston Blvd.
             Las Vegas, NV 89102

 Common      Richard Roy Kelley             549,007 (3)           12.7%
             2375 Kuhio Avenue
             Honolulu, HI 96815-2939

 Common      Jeffrey L. Gilbert             265,000 (4)            1.1%
             313 Pilot Road, Suite B
             Las Vegas, NV 89119

 Common      James D. Meehan                  6,250 (5)             *
             313 N. Birch St., 1st Flr.
             Santa Ana, CA 92701

 Common      Michael J. Signorelli          121,840 (6)            2.9%
             313 Pilot Road, Suite B
             Las Vegas, NV 89119

 Common      Directors and Executive      1,294,964 (2)(4)(5)(6)  27.2%
             Officers as a Group
      (1) The amount of outstanding securities included in calculating the percentages is 3,936,020 shares of outstanding Common Stock.

     (2) As reported by Dr. Tam, Interworld Group, LLC and Valley Star, LLC in their Schedule 13D dated April 8, 1998 filed with the Securities Exchange Commission and based upon the Company's records, includes (i)220,338 shares held of record by Interworld Group, LLC, of which Dr. Tam is the controlling managing member, (ii) 185,515 shares held directly by Dr. Tam, (iii) 50,057 shares held of record by Valley Star, LLC, of which Dr. Tam is the controlling managing member, (iv) a warrant to purchase 200,000 shares held by Dr. Tam, currently exercisable at a price of $2.75 per share until August 13, 2002, (v) a warrant to purchase 79,839 shares held by Dr. Tam, currently exercisable at a price of $0.25 per share until September
 23, 2002, (vi) a warrant to purchase 37,500 shares held by Dr. Tam, currently exercisable at a price of $2.00 per share until March 31, 2003 and
 (vii) a warrant to purchase 20,000 shares held by Dr. Tam, currently exercisable at a price of $2.00 per share until September 23, 2002. Also includes (viii) warrants to purchase 62,500 shares held by Dr. Tam, currently exercisable at a price of $2.50 per share until June 3, 2003, (ix) warrants to purchase 16,125 shares held by Dr. Tam, currently exercisable at a price of $2.50 per share until September 30, 2003, (x) warrants to purchase
 30,000 shares held by Dr. Tam, currently exercisable at a price of $2.00 per share until September 30, 2003. Does not include an option to purchase 12,500 shares held by Dr. Tam at a price of $2.05 per share that will become exercisable upon the following (i) approval of an increase in the shares subject to the Company's 1997 Stock Incentive Plan, and (ii) Dr. Tam serving as a director through December 10, 1998.

     (3) As reported by Dr. Kelley in his Schedule 13D dated April 10, 1998, filed with the Securities Exchange Commission and based upon the Company's records, includes (i) 166,882 shares held directly by Dr. Kelley, (ii) a warrant to purchase 200,000 shares held by Dr. Kelley, currently exercisable at a price of $2.75 per share until August 13, 2002, (iii) a warrant to purchase 37,500 shares held by Dr. Kelley, currently exercisable at a price of $2.00 per share until March 31, 2003, and (iv) a warrant to purchase 36,000 shares held by Dr. Kelley, currently exercisable at a price of $5.50 per share until September 18, 2002. (v) warrants to purchase 62,500 shares held by Dr. Kelley, currently exercisable at a price of $2.50 per share until June 3, 2003, (vi) warrants to purchase 16,125 shares held by Dr. Kelley, currently exercisable at a price of $2.50 per share until September 30, 2003, (vii) warrants to purchase 30,000 shares held by Dr. Kelley, currently exercisable at a price of $2.00 per share until September 30, 2003.

     (4) Includes options to purchase 15,000 shares of Common Stock at a price of $2.19, currently exercisable until January 12, 2008; options to purchase 29,411 shares of Common Stock at a price of $2.00 per share currently exercisable until June 30, 2007; and options to purchase 220,589 shares of Common Stock at a price of $3.50 per share, currently exercisable until June 30, 2007. See "MANAGEMENT - Outstanding Stock Options and Restricted Stock."


    (5) Includes 6,250 shares of Common Stock held by the Meehan Family Trust of which Mr. Meehan is Trustee. Does not include an option to purchase 12,500 shares held by Mr. Meehan at a price of $2.05 per share that will become exercisable upon the following (i) approval of an increase in the shares subject to the Company's 1997 Stock Incentive Plan, and (ii) Mr. Meehan serving as a director through December 10, 1998.

     (6) Includes 4,193 shares of restricted stock held by Mr. Signorelli and options to purchase 117,647 shares of common stock at a price of $2.00 per share, currently exercisable until June 30, 2007. See "MANAGEMENT - outstanding Stock Options and Restricted Stock."

      *  Less than one percent

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The following is a brief description of certain relationships and related transactions.

 KELLEY/TAM LOANS. Dr. Richard Tam is a director and principal stockholder of the Company and Dr. Richard Kelley is a principal stockholder of the Company. The loan transactions between the Company and Drs. Kelley and Tam are described in "Item 1. Description of Busines - Kelley Loan" which description is incorporated herein by reference. The principal amount of the Kelley Loan was approximately $7,285,000 at June 30, 1998.

 In consideration of the August 1997 extension of the Kelley Loan, each of Drs. Kelley and Tam has been granted a warrant to purchase 200,000 shares of Common Stock of the Company at the purchase price of $2.75 per share. All other warrants, options or equity or conversion rights held by Drs. Kelley and Tam pursuant to the Kelley Loan, as of the date of issuance of the 200,000 share warrant, were relinquished.

 In addition, in connection with the August 1997 extension of the Kelley Loan, the Company paid Drs. Kelley and Tam a loan fee of $475,000 in the form of a secured note payable to Drs. Kelley and Tam. Concurrent with the closing of the Company's initial public offering in September, 1997, $450,000 of principal of the note was waived.

 On March 31, 1998, Drs. Kelley and Tam executed a financing commitment to lend to the Company up to $1,000,000 and were each issued warrants to purchase 37,500 shares of Common Stock, currently exercisable at a price of $2.00 per share until March 31, 2003.

 On June 12, 1998, Drs. Kelley and Tam executed a second financing commitment to lend the Company up to $1,000,000. As consideration therefor, the Company granted to each of Drs. Kelley and Tam warrants to purchase 62,500 shares of Common Stock of the Company currently exercisable at an exercise price of $2.50 per share until June 3, 2003.

 On September 30, 1998 a letter of commitment was entered into with Drs. Kelley and Tam replacing the March 31, 1998 and June 12, 1998 commitments (see Note 4 to the Company's Financial Statements). As consideration for the commitment and the initial advance of 400,000 on October 1, 1998, the Company granted to each of Drs. Kelley and Tam 16,125 warrants to purchase shares of the Company's Common Stock currently exercisable at a purchase price of $2.50 per share until September 30, 2003 and 30,000 warrants to purchase shares of the Company's Common Stock currently exercisable at a purchase price of $2.00 per share until September 30, 2003. For each additional $100,000 advance, each of Drs. Kelley and Tam will receive 7,500 warrants to purchase shares of Common Stock at $2.00 per share.

 PURCHASE OF PMJ ENTERPRISES, INC.'S SHARES BY DRS. KELLEY AND TAM. In May 1997, Drs. Kelley and Tam purchased from PMJ Enterprises, Inc. a total of 280,398 shares of Common Stock of the Company, with Dr. Kelley purchasing 60,060 shares and Dr. Tam purchasing 220,338 shares. The purchase price per share was $1.68 for an aggregate purchase price of $472,057.50. PMJ Enterprises, Inc. agreed to an extension of the PMJ Debt until September 24, 1999 in connection with Drs. Kelley's and Tam's purchase of such shares. See "ITEM 1. Business - PMJ Debt."

 THE COMPANY'S OPTION TO PURCHASE AN INTEREST IN NORTH LAS VEGAS REAL PROPERTY FROM DESERT MESA LAND PARTNERS, LTD. Pursuant to the Option Agreement, as amended, between the Company, Desert Mesa and High Mesa, Desert Mesa has granted the Company an option to purchase from Desert Mesa an indirect 20% ownership interest in the North Las Vegas Property until December 31, 1998. Desert Mesa's general partner is a Nevada corporation in which Dr. Tam is an officer and a 35% stockholder. Dr. Tam is also an officer and 52.7% stockholder of High Mesa. See "Item 1. BUSINESS - North Las Vegas Property."

 The Company believes that all of the above transactions were made on terms no less favorable to the Company than those available from unaffiliated parties. The Company plans to engage in transactions with officers, directors and stockholders, if at all, in the future, on terms no less favorable to the Company than those which would be available from unaffiliated parties and subject to the approval of a majority of the disinterested independent members of the Company's Board of Directors.

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

 10.1 Employment Agreement between Mr. Signorelli and the Company, dated January 2, 1996 (filed as Exhibit 10.67 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.2 First Amendment of Employment Agreement between Michael J. Signorelli and the Company, dated June 30, 1997 (filed as Exhibit 10.110 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.3 Employment Agreement between Jeffrey L. Gilbert and the Company, dated January 2, 1996 (filed as Exhibit 10.68 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.4 First Amendment of Employment Agreement between Jeffrey L. Gilbert and the Company, dated June 28, 1996 (filed as Exhibit 10.106 to Amendment No. 4 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.5 Second Amendment of Employment Agreement between Jeffrey L. Gilbert and the Company, dated August 13, 1996 (filed as Exhibit 10.107 to Amendment No. 4 to Registration Statement No.333-518-LA and incorporated herein by reference)

 10.6 Third Amendment of Employment Agreement between Jeffrey L. Gilbert and the Company, dated February 24, 1997 (filed as Exhibit 10.108 to Amendment No. 4 to Registration Statement No. 333-518-LA and

 10.7 Fourth Amendment of Employment Agreement between Jeffrey L. Gilbert and the Company, dated June 30, 1997 (filed as Exhibit 10.109 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.8 Standard Form Agreement between Owner and Architect (the Company and Rissman & Rissman Associates), dated August 23, 1994 (filed as
       Exhibit 10.60 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.9 Standard Form of Agreement between Owner and Contractor (the Company and A.F. Construction Company), dated August 30, 1994 (filed as
       Exhibit 10.61 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.10 Warrant Agent Agreement, dated September 18,1997, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.8 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.11 1997 Stock Incentive Plan (filed as Exhibit 10.103 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.12 Convertible Loan Agreement dated August 14, 1995 between the Company and Richard Kelley (filed as Exhibit 10.51 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.13 Amended and Restated Convertible Loan Agreement dated April 18, 1996 among the Company, Richard R. Kelley and Richard Tam (filed as
       Exhibit 10.78 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.14 Participation and Intercreditor Agreement, dated April 18, 1996, between Richard Kelley and Richard Tam (filed as Exhibit 10.53 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.15 Stock Purchase Agreement dated as of May 9, 1997 by and between the Company, PMJ Enterprises, Inc., Patrick J. Shannon, Dr. Richard Roy Kelley and Richard Tam (filed as Exhibit 10.111 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.16 First Amendment to Amended and Restated Convertible Loan Agreement between the Company and Richard R. Kelley dated July 17, 1997 (filed as Exhibit 10.123 to Amendment No. 6 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.17 Intercreditor Agreement by and among Richard Kelley, Richard Tam and PMJ Enterprises, Inc., dated May 1997

 10.18 Option Agreement between the Company and Desert Mesa Land Partners, Ltd., a Nevada limited partnership dated April 23, 1996 (filed as
       Exhibit 10.84 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.19 First Amendment dated April 30, 1997 to Option Agreement between the Company and Desert Mesa Land Partners, Ltd., and High Mesa
       Development, Inc., dated April 23, 1996 (filed as Exhibit 10.117 to Amendment No. 5 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.20 Second Amendment dated September 8, 1997 to Option Agreement between the Company and Desert Land Partners, Ltd. and High Mesa Development, Inc.(filed as Exhibit 10.20 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

 10.21 Third Amendment, dated March 15, 1998 to Option Agreement and Amendment to Note between the Company and Desert Land Partners, Ltd. and High Mesa Development, Inc. (filed as Exhibit 10.21 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

 10.22 Operating Lease Commitment for $2,100,000 dated April 10, 1996 between the Company and PDS Financial Corporation (filed as
       Exhibit 10.87 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.23 Equipment Financing Commitment dated March 12, 1996 between the Company and PDS Financial Corporation (filed as Exhibit 10.88 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.24 Operating Lease Commitment for $700,000 dated March 29, 1996 between the Company and PDS Financial Corporation (filed as Exhibit 10.94 to Amendment No. 2 to Registration Statement No. 333-518-LA and incorporated herein by reference)

 10.25 Construction Loan Agreement between First Credit Bank and the Company dated January 27, 1998(filed as Exhibit 10.25 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

 10.26 Master Lease Agreement between IGT and the Company, dated April 8, 1998 (filed as Exhibit 10.26 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

 10.27 Lease Agreement between Casino Excitement, Inc. dba Mikohn Lighting & Sign and the Company dated as of February 9, 1998 (filed as Exhibit
       10.27 to Form 10-KSB filed April 15, 1998 and incorporated herein by reference)

 10.28 Financing Commitment Letter dated March 31, 1998 by Richard Kelley and Richard Tam (filed as Exhibit 10.1 to Form 10-QSB filed May 15, 1998 and incorporated herein by reference)

 10.29 Financing Commitment Letter dated April 27, 1998 by Sam Hon (filed as
       Exhibit 10.2 to Form 10-QSB filed May 15, 1998 and incorporated herein by reference)

 10.30 First Amendment to Construction Loan Agreement between First Credit Bank and the Company dated June 17, 1998 (filed as Exhibit 10.30 to Form 10-KSB filed October 14, 1998 and incorporated herein by reference)

 10.31 Amendment dated August 25, 1998 to Hon Financing Commitment Letter (filed as Exhibit 10.31 to Form 10-KSB filed October 14, 1998 and incorporated herein by reference)

 10.32 Loan Agreement dated September 30, 1998 by and between the Company and Richard Kelley and Richard Tam (filed as Exhibit 10.32 to Form 10-KSB filed October 14, 1998 and incorporated herein by reference)

 10.33 Letter Agreement dated May 14, 1998 by and between the Company and A.F. Construction Company, Inc. (filed as Exhibit 10.33 to Form 10-KSB filed October 14, 1998 and incorporated herein by reference)

 10.34 Conditional Loan Commitment dated September 30, 1998 between the Company and CNB Capital, Inc.*

 10.35 Fourth Amendment, dated September     , 1998 to Option Agreement and
       Amendment to Note between the Company and Desert Land Partners, Ltd. and High Mesa Development, Inc. (filed as Exhibit 10.35 to
       Form 10-KSB filed October 14, 1998 and incorporated herein by reference)

 10.36 Executive Severance Agreement dated September 25, 1998, by and between the Company and Jeffrey L. Gilbert (filed as Exhibit 10.36 to Form 10-KSB filed October 14, 1998 and incorporated herein by reference)

 10.37 Lease Agreement dated April 23, 1998 between the Company and PDS Financial Corporation*

 10.38 Lease Addendum V dated June 17, 1998 and lease commitment dated April 6, 1998 between the Company and Telerent Leasing Corporation *

 *Filed herewith.

                                          SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of October, 1998.

                           NEVSTAR GAMING & ENTERTAINMENT CORPORATION




                               By: /s/ MICHAEL J. SIGNORELLI
                                   Michael J. Signorelli
                                   Chairman of the Board, President,
                                   Secretary and Chief Executive Officer


      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who include a majority of the Board of Directors on behalf of the Registrant and in the capacities indicated on October 27, 1998.

 Signatures                    Title                    Date

 James D. Meehan               Director
 Michael J. Signorelli         Director
 Richard Tam                   Director


 By:/s/ Michael J. Signorelli                       October 27, 1998
    Michael J. Signorelli, individually,
    Chairman of the Board, President, Secretary and
    Chief Executive Officer (Principal
    Executive Officer) and as attorney-in-fact
    for the foregoing Persons


 By:/s/ Brent E. Duncan                             October 27, 1998
    Brent E. Duncan
    Chief Financial Officer
    and Treasurer (Principal Financial
    Officer and Principal Accounting Officer)