Form 10QSB
period 1998-09-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 1998-11-23
CIK 1006384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB



(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                             or

[ ] Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number 0-21071


            NEVSTAR GAMING & ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its charter)


            Nevada                                    88-0309578
(State or other jurisdiction              (IRS Employer Identification No.)
  of incorporation or organization)


 313 Pilot Road , Suite B, Las Vegas, Nevada 89118       (702) 269-1325
   (Address of principal executive offices)       (Issuer's telephone number)






Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days. Yes  X     No



There were 3,936,020 outstanding shares of Common Stock, par value $0.01 per share, as of November 12, 1998.



Transitional Small Business Disclosure Format: Yes____     NO  X



            NevStar Gaming & Entertainment Corporation
                           Form 10-QSB
             For the Quarter Ended September 30, 1998

                              INDEX


PART I.  FINANCIAL INFORMATION:                                       PAGE

  ITEM 1.   Financial Statements:

            Balance Sheet at September 30, 1998 and
              June 30, 1998                                              3

            Statements of Operations for the Three Month
             Periods Ended September 30, 1998 and 1997                   4

            Statements of Cash Flows for the Three Month
             Periods Ended September 30, 1998 and 1997                   5

            Notes to financial statements                                7


  ITEM 2.  Management's Discussion and Analysis or
             Plan of Operation                                          10

PART II. OTHER INFORMATION:

  ITEM 1. Legal Proceedings                                             13
  ITEM 2. Changes in Securities and Use of Proceeds                     13
  ITEM 3. Defaults upon Senior Securities                               13
  ITEM 4. Submission of Matters to a Vote of Security Holders           13
  ITEM 5. Other Information                                             13
  ITEM 6. Exhibits and Reports on Form 8-K.                             13



SIGNATURES                                                              13

            NevStar Gaming & Entertainment Corporation

                     Condensed Balance Sheets
               September 30, 1998 and June 30, 1998
                      (Dollars in Thousands)
                                                         September       June
                                                           1998          1998
                               ASSETS                 (Unaudited) (Development
Current assets:                                                        Stage)
  Cash and cash equivalents                               $   804      $  962
  Receivables                                                  14         459
  Inventories                                                  72          -
  Prepaid expenses                                            519         558
    Total current assets                                    1,409       1,979

Property and equipment(note 2)                             22,678      22,842

Other assets                                                  560         659

                                                          $24,647     $25,480
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable(note 3)                $ 2,864     $ 1,743
  Accounts payable                                          1,039       1,409
  Accrued expenses                                            790         189
  Accrued interest                                            274         275
    Total current liabilities                               4,967       3,616

Notes payable, excluding current portion(note 3)           14,186      14,882

      Total liabilities                                    19,153      18,498

Stockholders' Equity:
  Series A convertible non-voting preferred
    stock, $.01 par value per share. Designated
    1,500,000 shares. Issued and outstanding
    64,500 at September 30, 1998 and June 30,
    1998                                                        1           1

  Common stock, $.01 par value per share.
    Designated 50,000,000 shares. Issued and
    outstanding 3,899,672 and 3,607,491 shares
    at September 30, 1998 and June 30, 1998,
    respectively and 274,000 shares committed
    to be issued at June 30, 1998                              39          39
  Additional paid-in capital                               17,957      17,759
  Accumulated deficit                                     (12,503)    (10,817)
      Total stockholders' equity                            5,494       6,982

                                                          $24,647     $25,480
         See accompanying notes to financial statements.
                NevStar Gaming & Entertainment Corporation

                    Condensed Statements of Operations
            Three Month Periods Ended September 30, 1998 and 1997,

               (Dollars in Thousands, Except Per Share Amounts)
                                (UNAUDITED)                  (Development
                                                                Stage)
                                                      1998       1997

Revenues:
  Casino                                              $1,734   $    -
  Food & Beverage                                        554        -
  Rooms                                                  284        -
  Other                                                   15        -
                                                       2,587        -
  Less: casino promotional allowances                    208        -
    Net revenues                                       2,379        -

Costs and expenses:
  Casino                                                 810        -
  Food & beverage                                        442        -
  Rooms                                                  271        -
  Selling, general and administrative                  1,089        -
  Rents                                                  125        -
  Depreciation and amortization                          317        65
                                                       3,054        65
    Operating loss before corporate expense             (675)      (65)
Corporate expenses                                       942       912
    Operating loss                                    (1,617)     (977)

Other income (expense):
  Interest expense                                      (434)     (324)
  Gain on sale of land                                   365        -
                                                         (69)     (324)
    Loss before income taxes                          (1,686)   (1,301)
Income taxes                                              -         -
       Net loss                                      $(1,686)  $(1,301)


Loss per common share                                $ (0.43)  $ (0.46)

Weighted average number
 of common shares outstanding                      3,899,672  2,848,166


              See accompanying notes to financial statements.









            NevStar Gaming & Entertainment Corporation

                Condensed Statements of Cash Flows
      Three Month Periods Ended September 30, 1998 and 1997

                      (Dollars in Thousands)
                            (UNAUDITED)






Cash flows from operating activities:
  Net loss                                          $(1,686)  $ (1,301)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                       317        65
    Accretion of discount on notes payable              112        81
    Common stock options and
      warrants expenses                                 344       398
    Decrease in receivables, inventories,
      prepaid expenses and other assets                 563       319
    Increase in accounts payable
      and accrued expenses                              235       215

       Cash used in operating activities               (115)     (223)

Cash flows from investing activities:
  Construction costs incurred                            -        (58)
  Advance to contractor                                  -        114
  Net purchase of furniture and equipment              (157)       -

        Cash used in investing activities              (157)       56








                See accompanying notes to financial statements.



NevStar Ga       ming & Entertainment Corporation

          Condensed Statements of Cash Flows (continued)
       Three Month Periods Ended September 30, 1998 and 1997,

                      (Dollars in Thousands)
                            (UNAUDITED)

                                                       1998      1997
Cash flows from financing activities:
  Issuance of notes payable                             100        50
  Construction loan draws, including fees                14        -
  Principal repayments of notes payable                  -     (1,377)
  Proceeds from issuance of
    common stock                                         -      7,886
        Cash provided by
        financing activities                            114     6,559
Increase (decrease) in cash
  and cash equivalents                                 (158)    6,392
Cash and cash equivalents, beginning                    962        54

    Cash and cash equivalents, ending               $   804    $6,446

Supplemental schedule of non-cash
  investing and financing activities:
    Deferral of accrued interest                    $   215    $   -
    Note payable for an option agreement                 -        200
    Value allocated to warrants granted                  -         57
    Default interest on notes waived
      by shareholders                                    -        274
    Accrued interest payable added to principal          -        960
    Note payable forgiven by shareholder                 -        450
    Value of warrants recorded as
      original issue discount                            -        896


                   See accompanying notes to financial statements.













            NevStar Gaming & Entertainment Corporation

                  Notes to Financial Statements
                       September 30, 1998
                           (Unaudited)
(1) Basis of Presentation

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

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Report on form 10-KSB for the transition six month period ended June 30, 1998. Certain items included in the financial statements have been reclassified to conform to the current period presentation.

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

Net loss per common share is based on the weighted average number of shares of common stock outstanding. Common share equivalents attributable to outstanding options and warrants or convertible preferred stock, computed under the treasury stock method (134,050 and 347,974 equivalent shares, for the three month periods ended September 1998 and 1997, respectively) have not been included in the calculations because the result would be anti-dilutive.

(2) Property and Equipment, Net
Property and equipment, net consisting primarily of the land, building and equipment of the Mesquite Star Hotel and Casino (which opened for business on July 1, 1998) follows (Dollars in thousands):
                                           September 30,      June 30,
                                               1998             1998
                                          (Unaudited)       (Development
                                                                Stage)
Land                                         $ 4,657          $ 4,710
Buildings                                     15,158           15,021
Furniture and equipment                        3,184            3,111
                                              22,999           22,842
Less: accumulated depreciation
        And amortization                         321              -
                                             $22,678          $22,842
Depreciation is computed over the useful lives of Buildings and improvements (generally 15 to 30 years) and Furniture and equipment (generally 5 to 7 years) using the straight-line method, commencing July 1, 1998.

On September 11, 1998, the Company sold a parcel of land (about 26,000 square feet) adjacent to the Mesquite Star Hotel and Casino. A gain on the sale of approximately $365,000 was recorded during the three month period ended September 30, 1998.

(3) Notes Payable

A summary of notes payable follows:


                                                 September 30,      June 30,
                                                    1998             1998
                                                 (Unaudited)    (Development
                                                                    Stage)
                                                    (Dollars in thousands)
Note payable to bank, secured by first
  deed of trust on the Mesquite Star
  property, bank prime rate plus 2.5%
  (11% at September 30, 1998)                      $ 5,450        $ 5,436

Notes payable to shareholders, secured
  by deeds of trust on the Mesquite Star
  property. Interest is payable monthly,
  either at the greater of the Bank of
  Hawaii prime interest rate (8.5 percent
  at June 30, 1998) plus 3 percent,
  or 11 percent. Principal is due
  August, 1999                                       7,500          7,285

Note payable, secured by deed of trust on
  the Mesquite Star property. Interest is
  payable monthly, either at the greater
  of the Bank of Hawaii prime interest rate
  (8.5 percent at March 31, 1998) plus
  3 percent, or 11 percent. Principal is due
  on the earlier of September, 1999; the date
  of refinancing of any other lien secured by
  the property which is junior in priority to
  the lender's deed of trust; or the date that
  the property is sold                               1,099         1,099


Note payable to shareholder, unsecured and
   non-interest bearing, due December, 1998            200           200

12% note payable in connection with construction
   of the Mesquite Star Hotel & Casino, due no
   later than May 15, 1999                             600           600

12% Note payable secured deed of trust
      On the Mesquite Star property                    100            -

10% to 12% equipment contracts payable,
   collateralized by slot machines and
   Related equipment due in monthly
   payments over 12 to 36 months                       514           514

Capital lease obligations collateralized
   by property and equipment due in
   monthly payments over 36 to 60
   months                                            2,051         2,051
                                                    17,498        17,185
Less: unamortized original issue discount              448           560

                                                   $17,050       $16,625
Less: current maturities                             2,864         1,743
                                                   $14,186       $14,882

New Letter of Commitment

On September 30, 1998 a letter of commitment ("New Loan") was entered into with Drs. Kelly and Tam replacing the March 31, 1998 and June 12, 1998 commitments. The New Loan is for $1,000,000 with interest at 12% and defers payment of accrued interest on the previous loan agreements until the new loan is due in August, 1999. The deferred interest will accrue interest at 12% per annum also, and has been reflected as a reduction in accrued interest payable and a corresponding increase in notes payable at September 30, 1998. In addition, the North Las Vegas option expiration date was extended to December 31, 1998 by Dr. Tam under the New Loan agreement. As consideration for the commitment and the initial advance, which occurred on October 1, 1998, the Company granted 32,250 warrants to purchase shares of the Company's common stock at a purchase price of $2.50 per share and 60,000 warrants to purchase shares of the Company's common stock at $2.00 per share. For each additional $100,000 advance, the lenders shall receive 15,000 warrants to purchase shares of the Company's common stock at $2.00 per share. An initial advance of $400,000 was made on October 1, 1998 net of approximately $10,000 of commitment fees, $7,500 of the lenders legal fees and approximately $82,000 of accrued interest. The remaining commitment fees of approximately $109,000 from the previous two commitments was charged to expense during the three month period ended September 30, 1998.

On April 27, 1998, an unrelated third party executed a financing commitment to loan the Company up to $250,000 secured by a deed of trust on the Mesquite Star property, with per annum interest up to 12%. During the quarter ended September 30, 1998, the Company borrowed $100,000 pursuant to the terms of this commitment.






(4)Resignation of Officer/Director

Jeffrey L. Gilbert, President and Chief Operating Officer and a Director of the Company, resigned from all positions with NevStar effective September 25, 1998, in order to pursue other opportunities. Mr. Gilbert will, however, continue to serve NevStar as a consultant to assist the Company in certain projects and transitional matters. The Board of Directors has named its chairman and Chief Executive Officer, Dr. Michael J. Signorelli, as President to replace Mr. Gilbert. The vacancy on the Board caused by Mr, Gilbert's resignation has not yet been filled.

As part of Mr. Gilbert's severance agreement, he will receive $100,000 in severance compensation and his 265,000 stock options fully vested on September 25, 1998. The expenses pursuant to Mr. Gilbert's severance agreement have been charged to expense during the quarter ended September 30, 1998.



(5)Subsequent Events and Financing

On November 18, 1998, the North Las Vegas City Council reversed their Planning Commissions's unanimous approval, and staff's recommendation in favor of NevStar 2000 (the North Las Vegas Project) and, instead, voted to reject the proposed project. The NevStar 2000 project is planned to include a 200-room hotel with gaming, a 60 lane bowling alley, 12 movie theaters, a retail shopping village, food court and specialty restaurants, convention and meeting rooms , an amphitheater and other amenities. The Company is reviewing available options, including alternative site selection and litigation.

On September 30, 1998, the Company entered into a loan commitment with a lender for a real estate first mortgage loan of approximately $20,000,000 which is contingent upon multiple conditions being met. If funded, the proceeds would be utilized, among other things, to repay the Company's existing real estate notes payable, to provide a principal and interest reserve during the early months of the mortgage loan, and for general corporate purposes. As of November 20, 1998, the lender has not provided a loan to the Company pursuant to this commitment.

The Company's success is substantially dependent upon closing a loan pursuant to this loan commitment or obtaining alternative debt or equity financing, the net proceeds from the exercise of the Warrants, or otherwise during late 1998 or early 1999, to continue to implement its business plan, including pursuing the NevStar 2000 project. There can be no assurance that the Company will be able to generate sufficient funds from these or other sources.


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

OVERVIEW

NevStar Gaming & Entertainment Corporation is a company formed to acquire, develop, construct, own and manage hotel casino projects. The Cmpany's strategy is to concentrate its efforts on "niche" markets such as "local" or "neighborhood" casinos. The Company obtained its license and related approvals from the Nevada Gaming Commission to conduct gaming at its initial hotel casino, the Mesquite Star in Mesquite, Nevada, pursuant to an Order of Registration, dated June 23, 1998.

The newly constructed Mesquite Star, opened for business on July 1, 1998, consists of 210 rooms and suites, with a swimming pool, and a public area of approximately 34,000 square feet, featuring a casino area of approximately 12,000 square feet initially containing 452 slot machines, 10 table games and Keno, a specialty restaurant, a 160 seat coffee shop, gift shot, hotel registration and other amenities.

During the three month period ended September 30, 1998, the Company incurred losses of $1,686,000 which includes operating results of the Mesquite Star, and corporate expenses (corporate expenses include approximately $286,000 of accrued severance consisting of $110,000 cash compensation and $176,000 options expenses, respectively, $168,000 of Warrants expenses arising pursuant to commitment letters and loan advances, $112,000 of amortization of original issue discount, and the remaining balance which includes salaries, public company expenses, legal and professional and other operating expenses) arising in connection with the pursuit of the Company's business plan. During the three month period ended September 30, 1997, the Company incurred losses of $1,301,000, while in the development-stage with no operating revenues.

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

MESQUITE STAR HOTEL & CASINO

The Company's plan of operation for the 12 month period ending September 30, 1999 includes continuing marketing of special events and promotional activities at the Mesquite Star, which may attract more guests and visitors to the property and to continue programs to reduce expenses. Although occupancy and revenues improved during October, 1998 there can be no assurance that the Company's plan of operation for the Mesquite Star will be successful.


NORTH LAS VEGAS OPTION

In September of 1997, the Company issued a $200,000 note payable, which is due December 31, 1998, for an option to purchase a 20 percent indirect interest in a 25-acre parcel of unimproved real property in the city of North Las Vegas, Nevada. (Planned site for the NevStar 2000 project). Upon payment, the $200,000 is intended to be used for preliminary project costs including planning, engineering, promotion and design. The sum is not refundable, nor applicable to the option purchase price, but may be reimbursed upon development and financing of the project.

On November 18, 1998, the North Las Vegas City Council reversed their Planning Commissions's unanimous approval, and staff's recommendation in favor of NevStar 2000 (the North Las Vegas Project) and, instead, voted to reject the proposed project. The NevStar 2000 project was planned to include a 200-room hotel with gaming, a 60 lane bowling alley, 12 movie theaters, a retail shopping village, food court and specialty restaurants, convention and meeting rooms , an amphitheater and other amenities. The Company is reviewing available options, including alternative site selection and litigation.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its capital requirements by the sale of securities to private investors, from the proceeds of secured loans and from its Initial Public Offering. On September 30, 1998, the Company entered into a loan commitment with a lender for a real estate first mortgage loan of approximately $20,000,000 which is contingent upon multiple conditions being met. If funded, the proceeds would be utilized, among other things, to repay the Company's existing real estate notes payable, to provide a principal and interest reserve during the early months of the mortgage loan, and for general corporate purposes. As of November 20, 1998, the lender has not provided a loan to the Company pursuant to this commitment.

The Company's success is substantially dependent upon closing a loan pursuant to this loan commitment or obtaining alternative debt or equity financing, the net proceeds from the exercise of the Warrants, or otherwise during late 1998 or early 1999, to continue to implement its business plan, including pursuing the NevStar 2000 project. There can be no assurance that the Company will be able to generate sufficient funds from these or other sources.


PART II. OTHER INFORMATION

  ITEM 1.  Legal proceedings - Not Applicable.
  ITEM 2.  Changes in securities - Not Applicable.
  ITEM 3.  Defaults on senior securities - Not Applicable.
  ITEM 4. Submission of matters to a vote of security holders - Not Applicable.
  ITEM 5. Other information - Not Applicable.
  ITEM 6.
   (a) Exhibits:
        None

   (b) Reports on Form 8-K
         August 24, 1998
         September 25, 1998

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of November, 1998.

                      NEVSTAR GAMING & ENTERTAINMENT CORPORATION


                         By: /s/ MICHAEL J. SIGNORELLI
                             Michael J. Signorelli
                             Chairman of the Board and
                             Chief Executive Officer


                        By: /s/ Brent E. DUNCAN
                            Brent E. Duncan
                            Chief Financial Officer and
                            Treasurer (Principal Financial
                            Officer and Principal Accounting Officer)