Form 10QSB/A
period 1998-09-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 1999-02-09
CIK 1006384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A



(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                              or

[ ] Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number 0-21071


            NEVSTAR GAMING & ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its charter)


            Nevada                                    88-0309578
(State or other jurisdiction              (IRS Employer Identification No.)
  of incorporation or organization)


 313 Pilot Road , Suite B, Las Vegas, Nevada 89119       (702) 269-1325
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



            NevStar Gaming & Entertainment Corporation
                          Form 10-QSB/A
             For the Quarter Ended September 30, 1998

                              INDEX


PART I.  FINANCIAL INFORMATION:                                       PAGE


  ITEM 2.  Management's Discussion and Analysis or
             Plan of Operation                                          3

               Forward looking Statements                               3

               Year 2000 Readiness Disclosure                           3
                 Background                                             3
                 Strategy                                               4
                 Estimated Costs                                        5


SIGNATURES                                                              5

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

It should be noted that this document contains forward looking statements that are subject to risks and uncertainties. Forward looking statements include certain information relating to the Company's general business strategy, expansion plans, new opportunities, projected operating performance and liquidity, as well as information contained elsewhere in this Interim Report on Form 10-QSB/A where statements involve the use of the words "believe", "expect", "anticipate", "estimate" or expressions of similar import. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed or implied by the statements. The most important factors that could prevent the Company from achieving its goals and cause assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, without limitation and in addition to those discussed in the various documents filed by the Company with the Securities and Exchange Commission, the following:
(i) the highly competitive nature of the public gaming and entertainment market, which includes the market for the small to medium size or niche hotel/casinos, in which the Company plans to operate and the ability of the Company to successfully compete in this market with other hotel/casino companies for the most desirable hotel/casino customers and share of the geographical market; (ii) the ability of the Company to successfully implement its expansion strategy;
(iii) the need to raise future working capital and the uncertainty of additional funding (whether through financial markets, collaborative or other arrangements with strategic partners, or from other sources); (iv) the speculative nature of other gaming projects; (v)dependence on key personnel; and (vi) the Company's ability to generate sufficient cash flows, operating profits, and other income in order to fulfill its obligations for repayment of debt, and the status of Year 2000 readiness.

YEAR 2000 READINESS DISCLOSURE

BACKGROUND

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 issue." If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

The Company is in many ways involved in a low-technology business. Casino employees, for example, do not require computers to deal blackjack or spin a roulette wheel. Likewise, a chef does not require computers to prepare a meal and a maid does not require a computer to clean and prepare a guest room. Slot machines are a type of computer, but there is no date embodied in their basic operation of choosing a random sequence and determining the appropriate payout.

Nevertheless, the Company does use computers extensively to assist its employees in providing goods and services to its guests and to assist management in monitoring the Company's operations. The Company uses computers in the back-of-house to facilitate purchasing and maintaining inventory records.
In the casino, computers are used to monitor gaming activity and maintain customer records, such as credit availability.

Computers on occasion fail, irrespective of the Year 2000 issue. For this reason, where appropriate, the Company maintains paper and magnetic backups and the Company's employees are trained in the use of manual procedures. Incidents of this nature occur within the hotel and casino industry each year and generally such failures are unnoticed by guests.

This is not to imply that there is no risk to the Company from the Year 2000 issue. The risks could be substantial. Most of the Company's guest rooms, for example, are easily accessed only by elevators, and most elevators incorporate some computer technology. Likewise, the Company's heating, ventilation, life safety and air-conditioning systems are highly computerized and, of course, critical to the Company's operations. The Company is also exposed to the risk that one or more of its vendors or suppliers could experience Year 2000 problems that may impact their ability to provide goods and services. Although this is not considered as significant a risk with respect to the suppliers of goods due to the availability of alternative suppliers, the disruption of certain services, in particular utilities and financial services, and automobile, bus and airline transportation could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations.

STRATEGY

The Company has a detailed Year 2000 compliance program and has substantially completed an inventory of its various systems that may be sensitive to the Year 2000 issue. Much of the hardware and software purchased is already compliant or may need minor fixes. The hotel, slot accounting and F&B software are not yet compliant. The Company has prioritized the importance of such systems to its operation and assigned responsibilities to ensure Year 2000 compliance of all critical systems. Where important to the Company's business, inquiries are also being made of third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness, and alternatives if a third party encounters a Year 2000 problem are being developed.

The Company believes that a substantial majority of its systems are currently Year 2000 compliant. It is the Company's goal to have all systems Year 2000 compliant by the third quarter of 1999. The Company is currently developing a comprehensive contingency plan, although as previously mentioned a number of its critical casino systems are currently backed up by manual procedures that have been utilized during times of system malfunctions. The Company will continue to assess the need for a comprehensive contingency plan as implementation of its corrective action plan continues.



ESTIMATED COSTS

The total cost to the Company of making its systems Year 2000 compliant is currently estimated to be in the $10,000-$50,000 range. Remaining testing in 1999 may result in additional costs, but are not expected to be material.
All costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred.





SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of February, 1999.

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