Form 10QSB
period 1998-12-31
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 1999-02-22
CIK 1006384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998

                             or

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



There were 3,937,687 outstanding shares of Common Stock, par value $0.01 per share, as of February 18, 1999.



Transitional Small Business Disclosure Format: Yes____     NO  X




            NevStar Gaming & Entertainment Corporation
                           Form 10-QSB
             For the Quarter Ended September 30, 1998

                              INDEX


PART I.  FINANCIAL INFORMATION:                                       PAGE

  ITEM 1.   Financial Statements:

            Balance Sheet at December 31 1998 and
              June 30, 1998                                              3

            Statements of Operations for the Three Month
              Periods Ended December 31, 1998 and 1997                   4

            Statements of Operations for the Six Month
              Periods Ended December 31, 1998 and 1997                   5

            Statements of Cash Flows for the Six Month
              Periods Ended December 31, 1998 and 1997                   6

            Notes to financial statements                                8


  ITEM 2.  Management's Discussion and Analysis or
             Plan of Operation                                          14
PART II. OTHER INFORMATION:

  ITEM 1. Legal Proceedings                                             19
  ITEM 2. Changes in Securities and Use of Proceeds                     20
  ITEM 3. Defaults upon Senior Securities                               20
  ITEM 4. Submission of Matters to a Vote of Security Holders           20
  ITEM 5. Other Information                                             20
  ITEM 6. Exhibits and Reports on Form 8-K.                             20



SIGNATURES                                                              21












             NevStar Gaming & Entertainment Corporation

                     Condensed Balance Sheets
               December 31, 1998 and June 30, 1998
                      (Dollars in Thousands)
                                                         December       June
                                                           1998         1998
                               ASSETS                 (Unaudited) (Development
Current assets:                                                        Stage)
  Cash and cash equivalents                               $   552     $  962
  Receivables                                                  26        459
  Inventories                                                  93         -
  Prepaid expenses                                            465        558
    Total current assets                                    1,136      1,979

Property and equipment(note 3)                             22,252     22,842

Other assets                                                  610        659

                                                          $23,998    $25,480
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable(note 4)                $16,559    $ 1,743
  Accounts payable                                          1,838      1,409
  Accrued expenses                                            257        189
  Accrued interest                                            394        275
    Total current liabilities                              19,048      3,616

Notes payable, excluding current portion(note 4)            1,268     14,882

      Total liabilities                                    20,316     18,498

Stockholders' Equity:
  Series A convertible non-voting preferred
    stock, $.01 par value per share. Designated
    1,500,000 shares. Issued and outstanding
    64,500 at December 31, 1998 and June 30,
    1998                                                        1          1

  Common stock, $.01 par value per share.
    Designated 50,000,000 shares. Issued and
    outstanding 3,937,687 and 3,607,491 shares
    at December 31, 1998 and June 30, 1998,
    respectively and 274,000 shares committed
    to be issued at June 30, 1998                              39         39
  Additional paid-in capital                               18,076     17,759
  Accumulated deficit                                     (14,434)   (10,817)
      Total stockholders' equity                            3,682      6,982

                                                          $23,998    $25,480
         See accompanying notes to financial statements.

                 NevStar Gaming & Entertainment Corporation

                     Condensed Statements of Operations
            Three Month Periods Ended December 31, 1998 and 1997,

               (Dollars in Thousands, Except Per Share Amounts)
                                (UNAUDITED)                  (Development
                                                                Stage)
                                                      1998       1997

Revenues:
  Casino                                              $1,644   $    -
  Food & Beverage                                        623        -
  Rooms                                                  365        -
  Other                                                   23        -
                                                       2,655        -
  Less: casino promotional allowances                    276        -
    Net revenues                                       2,379        -

Costs and expenses:
  Casino                                                 815        -
  Food & beverage                                        472        -
  Rooms                                                  238        -
  Selling, general and administrative                  1,161        -
  Rents                                                  372        18
  Depreciation and amortization                          294        -
                                                       3,352        18
    Operating loss before corporate expense             (973)      (18)
Corporate expenses                                       602       253
    Operating loss                                    (1,575)     (271)

Other income (expense):
  Interest expense                                      (529)     (114)
  Gain on sale of land                                   173        -
                                                        (356)     (114)
    Loss before income taxes                          (1,931)     (385)
Income taxes                                              -         -
       Net loss                                      $(1,931)  $  (385)


Loss per common share                                $ (0.49)  $ (0.11)

Weighted average number
 of common shares outstanding                      3,924,349 3,415,312


              See accompanying notes to financial statements.





                 NevStar Gaming & Entertainment Corporation

                     Condensed Statements of Operations
            Six Month Periods Ended December 31, 1998 and 1997,

               (Dollars in Thousands, Except Per Share Amounts)
                                (UNAUDITED)                  (Development
                                                                Stage)
                                                      1998       1997

Revenues:
  Casino                                              $3,378   $    -
  Food & Beverage                                      1,177        -
  Rooms                                                  649        -
  Other                                                   38        -
                                                       5,242        -
  Less: casino promotional allowances                    484        -
    Net revenues                                       4,758        -

Costs and expenses:
  Casino                                               1,625        -
  Food & beverage                                        914        -
  Rooms                                                  509        -
  Selling, general and administrative                  2,249        -
  Rents                                                  497        30
  Depreciation and amortization                          612        62
                                                       6,406        92
    Operating loss before corporate expense           (1,648)      (92)
Corporate expenses                                     1,544     1,041
    Operating loss                                    (3,192)   (1,133)

Other income (expense):
  Interest expense                                      (963)     (518)
  Gain on sale of land                                   538         -
                                                        (425)     (518)
    Loss before income taxes                          (3,617)   (1,651)
Income taxes                                              -         -
       Net loss                                      $(3,617)  $(1,651)


Loss per common share                                $ (0.92)  $ (0.72)

Weighted average number
 of common shares outstanding                      3,915,664 2,290,902


              See accompanying notes to financial statements.





             NevStar Gaming & Entertainment Corporation

                Condensed Statements of Cash Flows
         Six Month Periods Ended December 31, 1998 and 1997

                      (Dollars in Thousands)
                            (UNAUDITED)                      (Development
                                                                Stage)
                                                      1998       1997


Cash flows from operating activities:
  Net loss                                          $(3,617)  $ (1,651)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                       668        62
    Accretion of discount on notes payable              224       192
    Common stock options and
      warrants expenses                                 198       413
    Decrease in receivables, inventories,
      prepaid expenses and other assets                 426       272
    Increase (decrease) in accounts payable
      and accrued expenses                              950      (111)

       Cash used in operating activities             (1,151)     (823)

Cash flows from investing activities:
  Construction costs incurred                            -     (1,438)
  Advance to contractor                                  -         -
  Net purchase of furniture and equipment               (22)       -

        Cash used in investing activities               (22)   (1,438)












                See accompanying notes to financial statements.







            NevStar Gaming & Entertainment Corporation

            Condensed Statements of Cash Flows (continued)
          Six Month Periods Ended December 31, 1998 and 1997,

                      (Dollars in Thousands)
                            (UNAUDITED)                      (Development
                                                                Stage)
                                                      1998       1997

Cash flows from financing activities:
  Issuance of notes payable                             840        23
  Construction loan draws, including fees                -         -
  Principal repayments of notes payable                  (4)   (1,423)
  Payments of capital lease obligations                 (73)       -
  Proceeds from issuance of
    common stock                                         -      7,739
      Cash provided by
        financing activities                            763     6,339
Increase (decrease) in cash
  and cash equivalents                                 (410)    4,078
Cash and cash equivalents, beginning                    962        -

    Cash and cash equivalents, ending               $   552    $4,078

Supplemental schedule of non-cash
  investing and financing activities:
    Accrued interest paid in common stock           $   119    $   -
    Accrued interest payable added to principal         215     1,001
    Note payable for an option agreement                 -        200
    Value allocated to warrants granted                  -         57
    Default interest on notes waived
      by shareholders                                    -        274
    Note payable forgiven by shareholder                 -        450
    Value of warrants recorded as
      original issue discount                            -        896
    Construction costs incurred and payable              -      1,476









                   See accompanying notes to financial statements.






               NevStar Gaming & Entertainment Corporation

                     Notes to Financial Statements
                         December 31, 1998
                            (Unaudited)

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

(2)Per Share Calculations

Net loss per common share is based on the weighted average number of shares of common stock outstanding. Common share equivalents attributable to outstanding options and warrants or convertible preferred stock, computed under the treasury stock method (58,560 and 101,853 equivalent shares, for the three month periods ended December 31, 1998 and 1997, respectively and 65,968 and 72,810 equivalent shares, for the six month periods ended December 31, 1998 and 1997, respectively) have not been included in the calculations because the result would be anti-dilutive.










(3) Property and Equipment, Net

Property and equipment, net consisting primarily of the land, building and furniture and equipment of the Mesquite Star Hotel and Casino (which opened for business on July 1, 1998) follows (Dollars in thousands):
                                             December 31,      June 30,
                                                1998             1998
                                             (Unaudited)     (Development
                                                                 Stage)
Land                                         $ 4,492          $ 4,710
Buildings                                     15,152           15,021
Furniture and equipment                        3,235            3,111
                                              22,879           22,842
Less: accumulated depreciation
        and amortization                         627              -
                                             $22,252          $22,842

Depreciation is computed over the useful lives of Buildings and improvements (generally 15 to 30 years) and Furniture and equipment (generally 5 to 7 years) using the straight-line method.

On September 11, 1998, the Company sold about one-half an acre of land adjacent to the Mesquite Star Hotel and Casino. A gain on the sale of approximately $365,000 was recorded during the three month period ended September 30, 1998.

On November 25, 1998, the Company sold a second parcel of land, also less than an acre, adjacent to the Mesquite Star Hotel and Casino. A gain on the sale of approximately $173,000 was recorded during the three month period ended December 31, 1998.


(4) Notes Payable

A summary of notes payable follows:
                                                December 31,      June 30,
                                                    1998             1998
                                                 (Unaudited)    (Development
                                                                    Stage)
                                                    (Dollars in thousands)
Note payable to bank, secured by first
  deed of trust on the Mesquite Star
  property, bank prime rate plus 2.5%
  (10.25% at December 31, 1998), due
  July, 27, 1999 with conditional terms
  to extend maturity to July 27, 2002               $ 5,450        $ 5,436

Notes payable to shareholders, secured
  by deeds of trust on the Mesquite Star
  property. Interest is payable monthly,
  either at the greater of the Bank of
  Hawaii prime interest rate (7.75 percent
  at December 31, 1998) plus 3 percent,
  or 11 percent. Principal is due
  August, 1999                                       7,500          7,285

Note payable, secured by deed of trust on
  the Mesquite Star property. Interest is
  payable monthly, either at the greater
  of the Bank of Hawaii prime interest rate
  (7.75 percent at December 31, 1998) plus
  3 percent, or 11 percent. Principal is due
  on the earlier of September, 1999; the date
  of refinancing of any other lien secured by
  the property which is junior in priority to
  the lender's deed of trust; or the date that
  the property is sold                               1,099         1,099


12% Note payable to shareholder secured by a
    deed of trust on the Mesquite Star property
    due no later than August, 1999 (See "Letters
    of Commitment", below)                             700             -

Note payable to shareholder, unsecured and
   non-interest bearing                                200           200

12% note payable in connection with construction
   of the Mesquite Star Hotel & Casino, due no
   later than May 15, 1999                             600           600

12% Note payable secured deed of trust
      on the Mesquite Star property (See
      "Letters of Commitment", below)                  100            -

10% to 12% equipment contracts payable,
   collateralized by slot machines and
   Related equipment due in monthly
   payments over 12 to 36 months                       535           514

Capital lease obligations collateralized
   by property and equipment due in
   monthly payments over 36 to 60
   months                                            1,979         2,051
                                                    18,163        17,185
Less: unamortized original issue discount              336           560
                                                    17,827        16,625

Less: current maturities                            16,559         1,743
                                                   $ 1,268       $14,882





Letters of Commitment

On September 30, 1998 a letter of commitment ("New Loan") was entered into with Drs. Kelly and Tam replacing the March 31, 1998 and June 12, 1998 commitments. The New Loan is for $1,000,000 with interest at 12% and defers payment of accrued interest on the previous loan agreements until the new loan is due in August, 1999. The deferred interest will accrue interest at 12% per annum also, and has been reflected as a reduction in accrued interest payable and a corresponding increase in notes payable at September 30, 1998. In addition, the North Las Vegas option expiration date was extended to December 31, 1998 by Dr. Tam under the New Loan agreement. As consideration for the commitment and the initial advance, which occurred on October 1, 1998, the Company granted 32,250 warrants to purchase shares of the Company's common stock at a purchase price of $2.50 per share and 60,000 warrants to purchase shares of the Company's common stock at $2.00 per share. For each additional $100,000 advance, the lenders shall receive 15,000 warrants to purchase shares of the Company's common stock at $2.00 per share. The remaining commitment fees of approximately $109,000 from the previous two commitments was charged to expense during the three month period ended September 30, 1998. An initial advance of $400,000 was made on October 1, 1998 net of approximately $10,000 of commitment fees, $7,500 of the lenders legal fees and approximately $82,000 of accrued interest. Another advance in the amount of $300,000 was received by the Company December 3, 1998. An additional advance of $200,000 was received on January 15,1999.

On April 27, 1998, an unrelated third party executed a financing commitment to loan the Company up to $250,000 secured by a deed of trust on the Mesquite Star property, with per annum interest up to 12%. During the quarter ended September 30, 1998, the Company borrowed $100,000 pursuant to the terms of this commitment.

At December 31, 1998, the Company was in default on its real estate secured notes payable, because of an outstanding $853,000 construction lien on its Mesquite Star Hotel & Casino property. On February 18, 1999, the contractor filed suit in District Court against the Company seeking a Mechanics Lien Foreclosure Action in the amount of $853,000.00. The Company is seeking additional financing to pay the $853,000 balance (of which $600,000 is carried as a note payable, and $253,000 as an accounts payable in the accompanying December 31, 1998 financial statements) and to remove the lien. In addition, the Company is several months in arrears on interest payments on its real estate secured notes payable to shareholders, and is several months in arrears on its installment contract and capital lease obligation payments. The Company is seeking additional financing and/or refinancing to carry such existing, or smaller, monthly payment obligations, and to provide working capital for, among other things, the continuation of the pursuit of its business plan. There can be no assurance that the Company will be successful in its financing efforts.





(5)Subsequent Events and Financing

                        APPOINTMENT AND ELECTION OF NEW DIRECTORS

On January 6, 1999 the Company announced the appointment and election of Mr. Max L. Page to the Board of Directors effective November 30, 1998. Mr Page has over 23 year experience in multi-jurisdictional gaming and holds gaming licenses in Nevada, Colorado and Mississippi. Mr. Page was one of the founding partners of the Fitzgerald Gaming Corporation and remains a board member with that organization. He also currently serves as Executive Vice President and General Manager of the Fitzgerald Casino-Hotel in Reno, Nevada.

On January 6, 1999 the Company announced the appointment and election of Mr. James E. Haglund, effective December 15, 1998, to the Board of Directors. Mr. Haglund is President and CEO of Central Container which is a private , multi-million dollar manufacturer of packaging products located in Minneapolis, Minnesota. Mr. Haglund joined Central Container as a partner in 1975 and became sole owner of Central Container in 1980. Mr. Haglund serves on the boards of several major companies, is Regent for a very prestigious higher educational facility, and is active in both national and international container industry associations.

                        RESIGNATION OF DIRECTOR

Dr. Richard Tam resigned from the Company's Board of Directors, effective February 10, 1999.


                           LEGAL PROCEEDINGS

NEVSTAR 2000

On February 17, 1999, as directed by an order of the court issued in January, 1999, the North Las Vegas City Council approved a use permit for the $140 million proposed casino and entertainment complex it had denied at a council meeting in November, 1998. The District Judge ruled in January, 1999 that the NevStar proposal was submitted and approved by the City's Planning Commission before a law passed in the 1997 Legislature went into effect restricting neighborhood casinos. The District Judge labeled the rejection of the permits arbitrary and capricious.

The proposed $140 million NevStar 2000 project, planned by the Company, includes a 200-room hotel with gaming, bowling, movie theaters, retail shopping village, fitness center, food court and specialty restaurants, convention and meeting rooms, an amphitheater and other amenities. The Company's option to purchase the planned site for the project expired on December 31, 1998. The parties have verbally agreed to extend the option. There is no assurance that the project will be completed as planned.




MESQUITE STAR HOTEL & CASINO

On August 27, 1998 a mechanics lien of $853,000 was filed by the general contractor of the Company's newly-built Mesquite Star Hotel & Casino. On February 18, 1999, the contractor filed suit in District Court, Clark County, Nevada against the Company seeking damages in the amount of approximately $853,000, plus interest thereon, attorney's fees and costs of suit, and an order authorizing a Mechanics Lien Foreclosure Action. The Company is seeking additional financing to pay the $853,000 (of which $600,000 is carried in notes payable, and approximately $253,000 in accounts payable in the accompanying December 31, 1998 financial statements).

SERIES A PREFERRED STOCKHOLDER CLAIM

The Company received a Demand and Claim Pursuant to Mass. Gen. Laws Chapter93A, dated December 18, 1998 (the "Claim Letter"), on behalf of William
P. DeLuca, Jr., a holder of the Company's Series A Convertible Non-Voting Preferred Stock (the "Series A Preferred Stock") that was purchased in April, 1994 for $100,100. The Claim Letter sought rescission relief in the amount of $100,100, plus interest thereon from purchase date. Mr. DeLuca reserved his right to seek triple damages for his alleged loss, legal fees and interest thereon from the purchase date. The Company believes that the claim is without merit.

On February 16, 1999, the Company received a derivative demand, dated February 16, 1999, on behalf of Mr. DeLuca, demanding that the Board of Directors of the Company institute suit in connection with Mr. DeLuca's pending recission claim against all corporate officers and members of management responsible for the Company's alleged prior wrongful and actionable conduct with respect to the Series A Preferred Stock.


                              FINANCING

On September 30, 1998, the Company entered into a loan commitment with a lender for a real estate first mortgage loan of approximately $20,000,000 which is contingent upon multiple conditions being met. If funded, the proceeds would be utilized, among other things, to repay the Company's existing real estate notes payable, to provide a principal and interest reserve during the early months of the mortgage loan, and for general corporate purposes. No loan has been consummated to date. At February 22, 1999, the lender is actively working on arranging a loan for the Company, but there can be no assurance that a loan will be consummated on acceptable terms.

The Company's success is substantially dependent upon closing a loan pursuant to this loan commitment or obtaining alternative debt or equity financing, the net proceeds from the exercise of the outstanding Warrants, or otherwise funding its operations early in the second quarter of 1999, to continue to implement its business plan, including pursuing the NevStar 2000 project. There can be no assurance that the Company will be able to generate sufficient funds from these or other sources.


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

The newly constructed Mesquite Star, which opened for business on July 1, 1998, currently consists of 210 rooms and suites, with a swimming pool, and a public area of approximately 34,000 square feet, featuring a casino area of approximately 12,000 square feet containing 410 slot machines, 10 table games and Keno, a specialty restaurant, a 160 seat coffee shop, gift shot, hotel registration and other amenities.

              THREE MONTH PERIOD ENDED DECEMBER 31, 1998

During the three month period ended December 31, 1998, the Company incurred losses of $1,931,000 which includes operating results of the Mesquite Star, and Corporate expenses. Losses increased over the quarter ended September 30, 1998 by approximately $245,000. Net revenues were comparable with the quarter ended September 30, 1998, however promotional allowances, which are subtracted from revenues, increased by approximately 32% over the previous quarter as the Company continued its marketing plan to build identification of the Mesquite Star Hotel & Casino by utilizing complimentary room, food and beverages, special events and entertainment.

Rent expenses increased by approximately $247,000 over the preceding quarter as various equipment utilized at the Mesquite Star converted from consignment to operating leases. Corporate expenses for the quarter ended December 31, 1998 decreased by approximately $340,000 as compared with the quarter ended September 30, 1998 primarily because of severance accruals and commitment fees and warrants expense which were charged to expense as incurred in the prior quarter.

Interest expense increased by $95,000 during the quarter ended December 31, 1998 primarily as a result of equipment on consignment which converted to capital lease obligations or instalment contracts payable.

The Company recorded gains on the sale of land of $173,000 and $365,000 during the quarters ended December 31, 1998 and September 30, 1998, respectively. This results in a decrease in gain on sale of land of approximately $192,000 during the quarter ended December 31, 1998.

The quarter ended December 31, 1998 was the second quarter during which the Company's newly-built Mesquite Star Hotel & Casino was in operation. During the quarter ended December 31, 1997, the Company was in the development-stage.

              SIX MONTH PERIOD ENDED DECEMBER 31, 1998

During the six month period ended December 31, 1998, the loss from operations including the Mesquite Star Hotel & Casino and the Company's corporate operations was $3,192,000. During the six month period ended December 31, 1997,the Company was still in the development-stage. Operations of the Company's newly-built Mesquite Star Hotel & Casino had not stabilized during this initial six months of operations.

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

MESQUITE STAR HOTEL & CASINO

The Company's plan of operation for the 12 month period ending December 31, 1999 includes continuing marketing of special events and promotional activities at the Mesquite Star, which may attract more guests and visitors to the property and to continue programs to reduce expenses. Although occupancy and revenues improved during January 1999 there can be no assurance that the Company's plan of operation for the Mesquite Star will be successful.


NORTH LAS VEGAS OPTION; NEVSTAR 2000 PROJECT

In September of 1997, the Company issued a $200,000 note payable, which was due December 31, 1998, and which the parties have recently verbally agreed to extend, for an option to purchase a 20 percent indirect interest in a 25-acre parcel of unimproved real property in the city of North Las Vegas, Nevada. (Planned site for the NevStar 2000 project). The $200,000 is intended to be used for preliminary project costs including planning, engineering, promotion and design. The sum is not refundable, nor applicable to the option purchase price, but may be reimbursed upon development and financing of the project.

On February 17, 1999, as directed by an order of the court issued in January, 1999, the North Las Vegas City Council approved a use permit for the $140 million proposed casino and entertainment complex it had denied at a council meeting in November, 1998. The District Judge ruled in January, 1999 that the NevStar proposal was submitted and approved by the City's Planning Commission before a law passed in the 1997 Legislature went into effect restricting neighborhood casinos. The District Judge labeled the rejection of the permits arbitrary and capricious.

The NevStar 2000 $140 million project, planned by NevStar Gaming & Entertainment Corporation, includes a 200-room hotel with gaming, a bowling alley, movie theaters, a retail shopping village, a fitness center, a food court and specialty restaurants, convention and meeting rooms , an amphitheater and other amenities. The Company's option to purchase the planned site for the project expired on December 31, 1998. The parties have verbally agreed to extend the option. There is no assurance that the project will be completed as planned.


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

However, the risk to the Company from the Year 2000 issue could be substantial. Most of the Company's guest rooms, for example, are easily accessed only by elevators, and most elevators incorporate some computer technology. Likewise, the Company's heating, ventilation, life safety and air-conditioning systems are highly computerized and critical to the Company's operations. The Company is also exposed to the risk that one or more of its vendors or suppliers could experience Year 2000 problems that may impact their ability to provide goods and services. Although this is not considered as significant a risk with respect to the suppliers of goods due to the availability of alternative suppliers, the disruption of certain services, in particular utilities and financial services, and automobile, bus and airline transportation could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations.

STRATEGY

The Company has a detailed Year 2000 compliance program and has substantially completed an inventory of its various systems that may be sensitive to the Year 2000 issue. Much of the hardware and software purchased is already compliant or may need only minor modifications. The hotel, slot accounting and F&B software are not yet compliant. The Company has prioritized the importance of such systems to its operation and assigned responsibilities to ensure Year 2000 compliance of all critical systems. Where important to the Company's business, inquiries are also being made of third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness, and alternatives if a third party encounters a Year 2000 problem are being developed.

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

ESTIMATED COSTS

The total cost to the Company of making its systems Year 2000 compliant is currently estimated to be in the $10,000-$50,000 range. Remaining testing in 1999 may result in additional costs, but such costs are not expected to be material. All costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its capital requirements by the sale of securities to private investors, from the proceeds of secured loans and from its Initial Public Offering in September, 1997. On September 30, 1998, the Company entered into a loan commitment with a lender for a real estate first mortgage loan of approximately $20,000,000 which is contingent upon multiple conditions being met. If funded, the proceeds would be utilized, among other things, to repay the Company's existing real estate notes payable, to provide a principal and interest reserve during the early months of the mortgage loan, and for general corporate purposes. No loan has been consummated to date. At February 22, 1999, the lender is actively working on arranging a loan for the Company under this commitment, but there can be no assurance that a loan will be consummated on acceptable terms.

The Company has an immediate need for capital and is actively pursuing a variety of debt and equity financing alternatives. There can be no assurance that the necessary financing can be obtained on acceptable terms. See Item 1 Legal Proceedings and Item 3. Defaults on Senior Securities. The Company'success is substantially dependent upon closing a loan pursuant to this loan commitment or obtaining alternative debt or equity financing, the net proceeds from the exercise of the outstanding Warrants, or otherwise during the second quarter of 1999, to continue to implement its business plan, including pursuing the NevStar 2000 project. There can be no assurance that the Company will be able to generate sufficient funds from these or other sources.






                       PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

NEVSTAR 2000

On February 17, 1999, as directed by an order of the court issued in January, 1999, the North Las Vegas City Council approved a use permit for the $140 million proposed casino and entertainment complex it had denied at a council meeting in November, 1998. The District Judge ruled in January, 1999 that the NevStar proposal was submitted and approved by the City's Planning Commission before a law passed in the 1997 Legislature went into effect restricting neighborhood casinos. The District Judge labeled the rejection of the permits arbitrary and capricious.

The proposed $140 million NevStar 2000 project, planned by the Company, includes a 200-room hotel with gaming, bowling, movie theaters, retail shopping village, fitness center, food court and specialty restaurants, convention and meeting rooms, an amphitheater and other amenities. The Company's option to purchase the planned site for the project expired on December 31, 1998. The parties have verbally agreed to extend the option. There is no assurance that the project will be completed as planned.




MESQUITE STAR HOTEL & CASINO

On August 27, 1998 a mechanics lien of $853,000 was filed by the general contractor of the Company's newly-built Mesquite Star Hotel & Casino. On February 18, 1999, the contractor filed suit in District Court, Clark County, Nevada against the Company seeking damages in the amount of approximately $853,000, plus interest thereon, attorney's fees and costs of suit, and an order authorizing a Mechanics Lien Foreclosure Action. The Company is seeking additional financing to pay the $853,000 (of which $600,000 is carried in notes payable, and approximately $253,000 in accounts payable in the accompanying December 31, 1998 financial statements).

SERIES A PREFERRED STOCKHOLDER CLAIM

The Company received a Demand and Claim Pursuant to Mass. Gen. Laws Chapter93A, dated December 18, 1998 (the "Claim Letter"), on behalf of William
P. DeLuca, Jr., a holder of the Company's Series A Convertible Non-Voting Preferred Stock (the "Series A Preferred Stock") that was purchased in April, 1994 for $100,100. The Claim Letter sought rescission relief in the amount of $100,100, plus interest thereon from purchase date. Mr. DeLuca reserved his right to seek triple damages for his alleged loss, legal fees and interest thereon from the purchase date. The Company believes that the claim is without merit.

On February 16, 1999, the Company received a derivative demand, dated February 16, 1999, on behalf of Mr. DeLuca, demanding that the Board of Directors of the Company institute suit in connection with Mr. DeLuca's pending recission claim against all corporate officers and members of management responsible for the Company's alleged prior wrongful and actionable conduct with respect to the Series A Preferred Stock.



ITEM 2.  CHANGES IN SECURITIES - Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The recording of a mechanic's lien and filing of a foreclosure action (See
Item 2. Legal Proceedings) by the general contractor for the Company's Mesquite Star Hotel & casino (and hence the failure of the Company to keep its property free and clear of mechanics liens) is a default under the Company loans which are secured by deeds of trust on the Mesquite Star property, including the First Credit Bank loan, the Dr. Kelly/Dr. Tam loan, the PMJ Enterprises, Inc. loan and the Dr. Sam Hon loan (See Note 4 to December 31, 1998 Financial Statements.)

In addition, the Company is several months in arrears on interest payments on the secured notes payable to Dr. Kelly/Dr. Tam and the secured note payable to Dr. Sam Hon.

As of February 22, 1999, the Company is also several months in arrears on payments arising from its equipment and furniture leases and installment contracts payable (including Mikohn, NEC, IGT, Sigma Game and Ballys). The Company is current on it's Telerent Leasing Corporation lease, which has been renegotiated and revised to start as of March 1, 1999, and is current on its PDS Financial Corporation Lease.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not
         Applicable.

ITEM 5.  OTHER INFORMATION - NOT APPLICABLE.

ITEM 6.
   (a) Exhibits:
        None
   (b) Reports on Form 8-K
         None.








SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22th day of February, 1999.



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