Form 10QSB
period 1999-03-31
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 1999-05-24
CIK 1006384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                              or

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



There were 3,937,687 outstanding shares of Common Stock, par value $0.01 per share, as of May 10, 1999.



Transitional Small Business Disclosure Format: Yes____     NO  X





            NevStar Gaming & Entertainment Corporation
                           Form 10-QSB
              For the Quarter Ended March 31, 1999

                              INDEX


PART I.  FINANCIAL INFORMATION:                                       PAGE

  ITEM 1.   Financial Statements:

            Balance Sheet at March 31 1999 and
              June 30, 1998                                              3

            Statements of Operations for the Three Month
              Periods Ended March 31, 1999 and 1998                      4

            Statements of Operations for the Nine Month
              Periods Ended March 31, 1999 and 1998                      5

            Statements of Cash Flows for the Nine Month
              Periods Ended March 31, 1999 and 1998                      6

            Notes to financial statements                                8


  ITEM 2.  Management's Discussion and Analysis or
             Plan of Operation                                          13
PART II. OTHER INFORMATION:

  ITEM 1. Legal Proceedings                                             18
  ITEM 2. Changes in Securities and Use of Proceeds                     20
  ITEM 3. Defaults upon Senior Securities                               20
  ITEM 4. Submission of Matters to a Vote of Security Holders           20
  ITEM 5. Other Information                                             20
  ITEM 6. Exhibits and Reports on Form 8-K.                             20



SIGNATURES                                                              20













             NevStar Gaming & Entertainment Corporation

                     Condensed Balance Sheets
                 March 31, 1999 and June 30, 1998
                      (Dollars in Thousands)
                                                         March 31,    June 30,
                                                           1999         1998
                               ASSETS                 (Unaudited) (Development
Current assets:                                                        Stage)
  Cash and cash equivalents                               $   416     $  962
  Receivables                                                  85        459
  Inventories                                                 116         -
  Prepaid expenses                                            314        558
    Total current assets                                      931      1,979

Property and equipment(note 3)                             22,049     22,842

Other assets                                                  435        659

                                                          $23,415    $25,480
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable(note 4)                $16,825    $ 1,743
  Accounts payable                                          1,956      1,409
  Accrued expenses                                            316        189
  Accrued interest                                            835        275
    Total current liabilities                              19,932      3,616

Notes payable, excluding current portion(note 4)            1,423     14,882

      Total liabilities                                    21,355     18,498

Stockholders' Equity:
  Series A convertible non-voting preferred
    stock, $.01 par value per share. Designated
    1,500,000 shares. Issued and outstanding
    64,500 at March 31, 1999 and June 30,
    1998                                                        1          1

  Common stock, $.01 par value per share.
    Designated 50,000,000 shares. Issued and
    outstanding 3,937,687 and 3,607,491 shares
    at March 31, 1999 and June 30, 1998,
    respectively and 274,000 shares committed
    to be issued at June 30, 1998                              39         39
  Additional paid-in capital                               18,076     17,759
  Accumulated deficit                                     (16,056)   (10,817)
      Total stockholders' equity                            2,060      6,982

                                                          $23,415    $25,480
         See accompanying notes to financial statements.


                NevStar Gaming & Entertainment Corporation

                     Condensed Statements of Operations
              Three Month Periods Ended March 31, 1999 and 1998,
               (Dollars in Thousands, Except Per Share Amounts)
                                (UNAUDITED)                  (Development
                                                                Stage)
                                                      1999       1998

Revenues:
  Casino                                              $2,117   $    -
  Food & Beverage                                        863        -
  Rooms                                                  474        -
  Other                                                   22        -
                                                       3,476        -
  Less: casino promotional allowances                    346        -
    Net revenues                                       3,130        -

Costs and expenses:
  Casino                                               1,032        -
  Food & beverage                                        670        -
  Rooms                                                  268        -
  Selling, general and administrative                  1,250        -
  Rents                                                  276        15
  Depreciation and amortization                          305         3
                                                       3,801        18
    Operating loss before corporate expense             (671)      (18)
Corporate expenses                                       393       537
    Operating loss                                    (1,064)     (555)

Other income (expense):
  Interest expense                                      (558)     (112)
  Gain on sale of land                                    -         -
                                                        (558)     (112)
    Loss before income taxes                          (1,622)     (667)
Income taxes                                              -         -
       Net loss                                      $(1,622)  $  (667)


Loss per common share                                $ (0.42)  $ (0.19)

Weighted average number
 of common shares outstanding                      3,937,687 3,459,676


              See accompanying notes to financial statements.






                 NevStar Gaming & Entertainment Corporation

                     Condensed Statements of Operations
               Nine Month Periods Ended March 31, 1999 and 1998,
               (Dollars in Thousands, Except Per Share Amounts)
                                (UNAUDITED)                  (Development
                                                                Stage)
                                                      1999       1998

Revenues:
  Casino                                              $5,495   $    -
  Food & Beverage                                      2,040        -
  Rooms                                                1,123        -
  Other                                                   60        -
                                                       8,718        -
  Less: casino promotional allowances                    830        -
    Net revenues                                       7,888        -

Costs and expenses:
  Casino                                               2,657        -
  Food & beverage                                      1,584        -
  Rooms                                                  777        -
  Selling, general and administrative                  3,499        -
  Rents                                                  773        45
  Depreciation and amortization                          917        65
                                                      10,207       110
    Operating loss before corporate expense           (2,319)     (110)
Corporate expenses                                     1,937     1,578
    Operating loss                                    (4,256)   (1,688)

Other income (expense):
  Interest expense                                    (1,521)     (630)
  Gain on sale of land                                   538         -
                                                        (983)     (630)
    Loss before income taxes                          (5,239)   (2,318)
Income taxes                                              -         -
       Net loss                                      $(5,239)  $(2,318)


Loss per common share                                $ (1.34)  $ (0.86)

Weighted average number
 of common shares outstanding                      3,922,978 2,680,493


              See accompanying notes to financial statements.







                 NevStar Gaming & Entertainment Corporation

                Condensed Statements of Cash Flows
         Nine Month Periods Ended March 31, 1999 and 1998
                       (Dollars in Thousands)
                            (UNAUDITED)                      (Development
                                                                Stage)
                                                      1999       1998


Cash flows from operating activities:
  Net loss                                          $(5,239)  $ (2,318)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                       917        65
    Amortization of debt issue costs                    122        -
    Accretion of discount on notes payable              336       304
    Common stock options and
      warrants expenses                                 198       413
    Decrease (increase)in receivables, inventories,
      prepaid expenses and other assets                 604      (414)
    Increase (decrease) in accounts payable
      and accrued expenses                            1,568      (419)

       Cash used in operating activities             (1,494)   (2,369)

Cash flows from investing activities:
  Construction costs incurred                            -     (4,719)
  Net purchase of furniture and equipment              (124)       -

        Cash used in investing activities              (124)   (4,719)












                See accompanying notes to financial statements.








            NevStar Gaming & Entertainment Corporation

            Condensed Statements of Cash Flows (continued)
          Nine Month Periods Ended March 31, 1999 and 1998,

                      (Dollars in Thousands)
                            (UNAUDITED)                      (Development
                                                                Stage)
                                                      1999       1998

Cash flows from financing activities:
  Issuance of notes payable                           1,188        23
  Construction loan draws, including fees                -      2,966
  Change in construction costs payable                   -       (521)
  Principal repayments of notes payable                  (4)   (1,423)
  Payments of capital lease obligations                (112)       -
  Proceeds from issuance of
    common stock                                         -      7,739
      Cash provided by
        financing activities                          1,072     8,784
Increase (decrease) in cash
  and cash equivalents                                 (546)    1,696
Cash and cash equivalents, beginning                    962        55

    Cash and cash equivalents, ending               $   416    $1,751

Supplemental schedule of non-cash
  investing and financing activities:
    Accrued interest paid in common stock           $   119    $  406
    Pre-opening expenses paid in common stock            -         75
    Accrued interest payable added to principal         215     1,001
    Note payable for an option agreement                 -        200
    Value allocated to warrants granted                  -         57
    Default interest on notes waived
      by shareholders                                    -        274
    Note payable forgiven by shareholder                 -        450
    Value of warrants recorded as
      original issue discount                            -        896
    Construction costs incurred and payable              -        954







                   See accompanying notes to financial statements.






               NevStar Gaming & Entertainment Corporation

                     Notes to Financial Statements
                           March 31, 1999
                            (Unaudited)

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

(2)Per Share Calculations

Net loss per common share is based on the weighted average number of shares of common stock outstanding. Common share equivalents attributable to outstanding options and warrants or convertible preferred stock, computed under the treasury stock method have not been included in the calculations because the incremental shares so computed are not considered significant, and the result would be anti-dilutive.












(3) Property and Equipment, Net

Property and equipment, net consisting primarily of the land, building and furniture and equipment of the Mesquite Star Hotel and Casino (which opened for business on July 1, 1998) follows (Dollars in thousands):
                                              March 31,        June 30,
                                                1999             1998
                                             (Unaudited)     (Development
                                                                 Stage)
Land                                         $ 4,514          $ 4,710
Buildings                                     15,152           15,021
Furniture and equipment                        3,314            3,111
                                              22,980           22,842
Less: accumulated depreciation
        and amortization                         931              -
                                             $22,049          $22,842

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


(4) Notes Payable
A summary of notes payable follows:
                                                  March 31,        June 30,
                                                    1999             1998
                                                 (Unaudited)    (Development
                                                                    Stage)
                                                    (Dollars in thousands)
Note payable to bank, secured by first
  deed of trust on the Mesquite Star
  property, bank prime rate plus 2.5%
  (10.25% at March 31, 1999), due
  July, 27, 1999 with conditional terms
  to extend maturity to July 27, 2002               $ 5,450        $ 5,436

Notes payable to shareholders, secured
  by deeds of trust on the Mesquite Star
  property. Interest is payable monthly,
  either at the greater of the Bank of
  Hawaii prime interest rate (7.75 percent
  at March 31, 1999) plus 3 percent,
  or 11 percent. Principal is due
  August, 1999                                       7,500          7,285

Note payable, secured by deed of trust on
  the Mesquite Star property. Interest is
  payable monthly, either at the greater
  of the Bank of Hawaii prime interest rate
  (7.75 percent at March 31, 1999) plus
  3 percent, or 11 percent. Principal is due
  on the earlier of September, 1999; the date
  of refinancing of any other lien secured by
  the property which is junior in priority to
  the lender's deed of trust; or the date that
  the property is sold                               1,099         1,099


12% Note payable to shareholder secured by a
    deed of trust on the Mesquite Star property
    due no later than August, 1999 (See "Letters
    of Commitment", below)                             900             -

Note payable to shareholder, unsecured and
   non-interest bearing                                200           200

12% note payable in connection with construction
   of the Mesquite Star Hotel & Casino, due no
   later than May 15, 1999                             600           600

12% Note payable secured deed of trust
      on the Mesquite Star property (See
      "Letters of Commitment", below)                  250            -

10% to 12% equipment contracts payable,
   collateralized by slot machines and
   Related equipment due in monthly
   payments over 12 to 36 months                       533           514

Capital lease obligations collateralized
   by property and equipment due in
   monthly payments over 36 to 60
   months                                            1,940         2,051
                                                    18,472        17,185
Less: unamortized original issue discount              224           560
                                                    18,248        16,625

Less: current maturities                            16,825         1,743
                                                   $ 1,423       $14,882





Letters of Commitment

On September 30, 1998 a letter of commitment ("New Loan") was entered into with Drs. Kelly and Tam replacing the March 31, 1998 and June 12, 1998 commitments. The New Loan is for $1,000,000 with interest at 12% and defers payment of accrued interest on the previous loan agreements until the new loan is due in August, 1999. The deferred interest will accrue interest at 12% per annum also, and has been reflected as a reduction in accrued interest payable and a corresponding increase in notes payable at September 30, 1998. In addition, the North Las Vegas option expiration date was extended to December 31, 1998 by Dr. Tam under the New Loan agreement. As consideration for the commitment and the initial advance, which occurred on October 1, 1998, the Company granted 32,250 warrants to purchase shares of the Company's common stock at a purchase price of $2.50 per share and 60,000 warrants to purchase shares of the Company's common stock at $2.00 per share to the lenders. For each additional $100,000 advance, the lenders shall receive 15,000 warrants to purchase shares of the Company's common stock at $2.00 per share. The remaining commitment fees of approximately $109,000 from the previous two commitments was charged to expense during the three month period ended September 30, 1998. An initial advance of $400,000 was made on October 1, 1998 net of approximately $10,000 of commitment fees, $7,500 of the lenders legal fees and approximately $82,000 of accrued interest. Another advance in the amount of $300,000 was received by the Company December 3, 1998. An additional advance of $200,000 was received on January 15,1999. On March 1, 1999, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at $2.00 per share to the lenders.

On April 27, 1998, an unrelated third party executed a financing commitment to loan the Company up to $250,000 secured by a deed of trust on the Mesquite Star property, with per annum interest up to 12%. During the nine months ended March 31, 1999, the Company borrowed $250,000 pursuant to the terms of this commitment.

At March 31, 1999, the Company was in default on its real estate secured notes payable, because of an outstanding $853,000 construction lien on its Mesquite Star Hotel & Casino property. On February 18, 1999, the contractor filed suit in District Court against the Company seeking a Mechanics Lien Foreclosure Action in the amount of $853,000.00. The Company is seeking additional financing to pay the $853,000 balance (of which $600,000 is carried as a note payable, and $253,000 as an accounts payable in the accompanying December 31, 1998 financial statements) and to remove the lien. In addition, the Company is several months in arrears on interest payments on its real estate secured notes payable to shareholders, and is several months in arrears on its installment contract and capital lease obligation payments. The Company is seeking additional financing and/or refinancing to carry such existing, or smaller, monthly payment obligations, and to provide working capital for, among other things, the continuation of the pursuit of its business plan. There can be no assurance that the Company will be successful in its financing efforts.




(5) Legal matters

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


(6) Financing
On September 30, 1998, the Company entered into a loan commitment with a lender for a real estate first mortgage loan of approximately $20,000,000 which is contingent upon multiple conditions being met. If funded, the proceeds would be utilized, among other things, to repay the Company's existing real estate notes payable, to provide a principal and interest reserve during the early months of the mortgage loan, and for general corporate purposes. No loan has been consummated to date. At May 21, 1999, the lender is actively working on arranging a loan for the Company, but there can be no assurance that a loan will be consummated on acceptable terms.

The Company's success is substantially dependent upon closing a loan pursuant to this loan commitment or obtaining alternative debt or equity financing, or the net proceeds from the exercise of the outstanding Warrants, or otherwise funding its operations in the second calendar quarter of 1999, to continue to implement its business plan, including pursuing the NevStar 2000 project. There can be no assurance that the Company will be able to generate sufficient funds from these or other sources.

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

              THREE MONTH PERIOD ENDED MARCH 31, 1999
During the three month period March 31, 1998, the company was in the development stage and had not opened the Mesquite Star Hotel and Casino which was then under construction. The following narrative compares the Company's March 31, 1999 quarter with its December 31, 1998 quarter.

During the three month period ended March 31, 1999, losses decreased over the quarter ended December 31, 1998 by approximately $309,000 or 16%. The Company incurred losses of $1,622,000, during the quarter, which includes operating results of the Mesquite Star, and corporate expenses. Net revenues increased by $751,000 or 31% over the quarter ended December 31, 1998. Promotional allowances, which are subtracted from revenues, increased by approximately 25%, 6% less than the percentage increase in net revenues, as the Company continued its marketing plan to build identification of the Mesquite Star Hotel & Casino by utilizing complimentary rooms, food and beverages, special events and entertainment.

Gaming revenues increased $473,000 or 29% over the quarter ended December 31, 1998. Gaming revenues were up primarily as a result of increased volumes of play, with slot machines accounting for the majority of the increase. Food & beverage revenues increased $240,000 or 38% as a result of increased volume. Room revenues increased by $109,000 or 30% as a result of increased occupancy and improving average rates. Hotel occupancy averaged 94% for the quarter ended March 31, 1999, much improved over the quarter ended December 31, 1998.

Casino expenses increased $217,000 or 27%, which was slightly less than the corresponding percentage increase in casino revenues, during the quarter ended March 31, 1999. Food and beverage expenses increased $198,000 or 42% primarily due to increased volume. Room expenses increased $271,000 or 13%, which was less than half the corresponding percentage increase in room revenues, primarily as a result of the increased volume. Selling, general and administrative expenses increased $89,000 or 9% resulting primarily from special casino marketing activities. Rent expenses arising primarily in connection with operating equipment leases decreased during the quarter by approximately $96,000 when compared with the quarter ended December 31, 1998.Certain leases are currently being renegotiated and rescheduled with lessors. Depreciation and amortization, property and equipment, of $305,000 was consistent with the quarter ended December 31, 1998.

Corporate expenses for the quarter ended March 31, 1999 decreased by approximately $209,000 primarily as a result of a decrease in professional fees during the quarter, and to a lesser extent due to a reduction in other general corporate expenses. Interest expense of $558,000 was comparable with the quarter ended December 31, 1998.

The quarter ended March 31, 1998 was the third quarter during which the Company's newly-built Mesquite Star Hotel & Casino was in operation. During the quarter ended March 31, 1998, the Company was in the development-stage.



              NINE MONTH PERIOD ENDED MARCH 31, 1999

During the nine month period ended March 31, 1999, the loss from operations including the Mesquite Star Hotel & Casino and the Company's corporate operations was $5,239,000. During the nine month period ended March 31, 1998,the Company was still in the development-stage. Operations of the Company's newly-built Mesquite Star Hotel & Casino were still stabilizing during this initial nine months of operations.

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

MESQUITE STAR HOTEL & CASINO

The Company's plan of operation for the year ending March 31, 2000 includes continuing the marketing of special events and promotional activities at the Mesquite Star, which may attract more guests and visitors to the property, and to continue programs to reduce expenses. Although occupancy and revenues improved during the quarter ended March 31, 1999 there can be no assurance that the Company's plan of operation for the Mesquite Star will be successful.


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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its capital requirements by the sale of securities to private investors, from the proceeds of secured loans and from its Initial Public Offering in September, 1997. On September 30, 1998, the Company entered into a loan commitment with a lender for a real estate first mortgage loan of approximately $20,000,000 which is contingent upon multiple conditions being met. If funded, the proceeds would be utilized, among other things, to repay all or part of the Company's existing real estate notes payable, to provide a principal and interest reserve during the early months of the mortgage loan, and for general corporate purposes. No loan has been consummated to date. At May 21, 1999, the lender is actively working on arranging a loan for the Company under this commitment, but there can be no assurance that a loan will be consummated on acceptable terms.


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

MESQUITE STAR HOTEL & CASINO

On August 27, 1998 a mechanics lien of $853,000 was filed by the general contractor of the Company's newly-built Mesquite Star Hotel & Casino. On February 18, 1999, the contractor filed suit in District Court, Clark County, Nevada against the Company seeking damages in the amount of approximately $853,000, plus interest thereon, attorney's fees and costs of suit, and an order authorizing a Mechanics Lien Foreclosure Action. The Company is seeking additional financing to pay the $853,000 (of which $600,000 is carried in notes payable, and approximately $253,000 in accounts payable in the accompanying March 31, 1999 financial statements).

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



ITEM 2.  CHANGES IN SECURITIES

On April 22, 1999, the Company issued and sold 196,000 shares of its common stock (the "Shares"), at an offering price of $1 per share, in a private placement exempt from registration under the securities Act of 1933, as amended. The Shares were offered, and sold, only to "accredited investors" as defined in Regulation D. Net proceeds to the Company was $186,200 ($196,000 less expenses of $9,800). No underwriting commissions or discounts were payable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The recording of a mechanic's lien and filing of a foreclosure action (See
Item 2. Legal Proceedings) by the general contractor for the Company's Mesquite Star Hotel & Casino (and hence the failure of the Company to keep its property free and clear of mechanics liens) is a default under the Company loans which are secured by deeds of trust on the Mesquite Star property, including the First Credit Bank loan, the Dr. Kelly/Dr. Tam loan, the PMJ Enterprises, Inc. loan and the Dr. Sam Hon loan (See Note 4 to March 31, 1999 Financial Statements.) As of May 21, 1999, the Company is several months in arrears on interest payments on such secured notes payable.

As of May 21, 1999, the Company is in default in payment of the Construction note payable relating to construction of the Mesquite Star Hotel & Casino (See "Legal Proceedings").


As of May 21, 1999, the Company is also several months in arrears on payments arising from its equipment and furniture leases and installment contracts payable (including Mikohn, NEC, IGT, Sigma Game and Ballys). The Company is two month's behind in payments it's Telerent Leasing Corporation lease, which has been renegotiated and revised to start as of March 1, 1999, and is current on its PDS Financial Corporation Lease.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not
         Applicable.

ITEM 5.  OTHER INFORMATION
Dr. Richard Tam resigned from the Company's Board of Directors effective February 10, 1999.

ITEM 6.
   (a) Exhibits:
        None
   (b) Reports on Form 8-K
         (1) January 6, 1999 Form 8-K announcing appointment of Max L. Page as a director.

         (2) February 8, 1999 Form 8-K announcing appointment of James E. Haglund as a director.

  SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of May, 1999.



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