Form 10-Q
period 2002-12-31
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2003-02-10
CIK 1006384

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                         BALANCE SHEET
                       DECEMBER 31, 2002
                         (Unaudited)

                                                ASSETS


      Current Assets                                             $    -
                                                                     -------

                   Total Assets                                  $    -
                                                                     =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY


         Current Liabilities

                Accounts payable                                 $    91,087
                                                                    --------
                         Total Current Liabilities               $    91,087

          Long Term Liabilities

                Pre-petition tax liabilities - Note 3            $   194,858
                Credit facility, related party -Note 4           $   222,398
                                                                     -------
                                                                 $   417,256

	Shareholders' Equity (Deficit)
	Common Stock $.01 par value,
              68,894,783 shared authorized, 28,243,961
              issued and outstanding                             $   282,439
            Accumulated deficit - Prior to the development
                                  stage                             (776,988)

            Accumulated deficit - development stage                  (13,814)
                                                                    ---------
              Total Shareholders' Deficit                        $  (508,343)

                         Total Liabilities and
                             Shareholders' Deficit               $      -
                                                                    =========


                    See Accompanying Notes to Financial Statements


             NEVSTAR GAMING AND ENTERTAINMENT CORP
                      STATEMENT OF OPERATIONS
     For the period November 22, 2002 to December 31, 2002
                         (Unaudited)

Revenue                                      $ -
                                             --------


Expenses
   General and Administrative                $ 13,814
                                             --------

Net Loss                                     $(13,814)

Basic and diluted loss per share                $0.00
Weighted average shares outstanding        28,243,961



                    See Accompanying Notes to Financial Statements

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                      STATEMENT OF CASH FLOWS
     For the period November 22, 2002 to December 31, 2002
                         (Unaudited)

OPERATING ACTIVITIES
   Net Loss                                     $  (13,814)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
          Changes in assets and liabilities:
                   Accounts Payable                 13,041
                                                 ---------
Net cash used by by operating activities              (773)

FINANCING ACTIVITIES
    Cash provided by long-term debt                    773
                                                 ---------

Net cash for the period                                  0

Net cash a beginning of period                           0
                                                 ---------
Net cash at end of period                        $       0
                                                 =========

                    See Accompanying Notes to Financial Statements

                         NEVSTAR GAMING AND ENTERTAINMENT CORP
                             NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2002
                                       (Unaudited)

Note 1 - Basis Of Presentation and Results of Bankruptcy Proceedings

This report should be read in conjuction with the Company's Form 8-K filed with the Securities and Exchange Commission on November 25, 2002.

The accompanying unaudited financial statements have been prepared inaccordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting prinicples for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the period from November 22, 2002 (the effective date of the Bankruptcy Plan of Reorganization) through December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

On December 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 (the "First Chapter 11 Proceeding") in the United States Bankruptcy Court, District of Nevada (the "Bankruptcy Court"), Case No. 99-19566RCJ. The Company acted as debtor in possession during the First Chapter 11 Proceeding. In part as a result of the objections of certain of the Company's secured creditors and the Bankruptcy Court's belief that the Company could not be successfully reorganized in view of such objections, the Bankruptcy Court dismissed the First Chapter 11 Proceeding on or about
March 2, 2000.

On March 3, 2000, Randy Black was appointed by the District Court of
Clark County, Nevada as receiver for the Company. On or about March 8, 2000, Black caused the casino to cease all meaningful operations and the casino was closed. The Company has not engaged in business operations since that date. Subsequently, Black acquired the first trust deed on the casino from the bank and he began foreclosure proceedings against the casino. On July 10, 2000, the Company again filed a voluntary petition for relief under Chapter 11 (the "Second Chapter 11 Proceeding")in the Bankruptcy Court, Case No. BK-S-00-15075-LBR. During the Second Chapter 11 Proceeding, the Company acted as debtor in possession. During the course of the Second Chapter 11
Proceeding, the Bankruptcy Court permitted Black to foreclose on the casino, which occurred on November 13, 2000.

In April, 2001, the Company and W/F Investment Corp. ("W/F") submitted to the Bankruptcy Court a plan of reorganization, which was amended from time to time (the "Plan of Reorganization").

On February 20, 2002, the Bankruptcy Court issued an order confirming the Plan of Reorganization.

On November 22, 2002 the Plan of Reorganization became effective. The
Company issued 8,267,374 shares of common stock to holders of unsecured claims; 26,000 shares of common stock to holders of preferred stock; 686,040 shares of common stock to certain administrative claimants and to a previously secured claim, and 15,156,852 shares of common stock to the Plan Proponents. The 4,107,687 shares of Common Stock that were previously outstanding were retained by the holders of those shares. There are a total of 28,243,961 shares of common Stock outstanding after the issuance of shares under the Plan of Reorganization.

     The Company does not currently have any operations.

Note 2 - Going Concern and Summary of Significant Accounting Policies

Going Concern:

The accompanying financial statments have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company currently funds its disbursements by a line of credit from one of its Plan Proponents.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is no longer operating, and will attempt to locate a new business (operating company), and offer iself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

Accounting for Reorganization:

The Company applied Financial Accounting Standards No. 5 ("Accounting for Debtors and Creditors for Troubled Debt Restructuring") for its emergence from Bankruptcy. The Company has also adopted the Fresh Start Reporting method.

Use of Estimates:

The preparation of a balance sheet in accordance with accounting principles generally accepted in the United States of America requires management to make estimates in preparing financial statements including the value of shares of common stock issued to the unsecured creditors in accordance with the Plan of Reorganization. Management uses its knowledge and expertise in making these estimates. Actual results could differ from those estimates.

Income Taxes:

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws expected to apply when the differences are expected to reverse.

Note 3 - Pre-Petition Tax Liabilities

Pre-petition tax liabilities consist of $194,858 payable to the Nevada Department of Taxation and the Nevada Gaming Commission Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts willbe paid in full, plus interest at 5%, in equal quarterly payments commencing January, 2004 and ending September, 2009, subject to reduction if certain conditions are met.

Note 4- Long Term Credit Facility, Related Party

The credit facility consists of $222,398 outstanding on a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the bankruptcy Plan of Reorganization. The line of credit was used to pay the Company's obligations through November 22, 2002, the Effective Date of the Plan of Reorganization, including the allowed administrative expenses, accounting, legal and related expenses. It has subsequently been used to pay the Company's general and administrative expenses. The line of credit bears interest at prime plus 2%, payable monthly. It is due no earlier than October 31, 2003 and no later than October 31, 2007.

Note 5 - Fresh Start Accounting

In accordance with it Plan of Reorganization, The Company converted unsecured liabilities amounting to approximatedly $14,000,000 into 8,267,374 shares of common stock. The Company also issued 686,048 shares of common stock for administrative claims totalling $12,000 and 15,156,852 shares of common stock to the Plan Proponents. The shares issued were valued at $0.01 per share, generating a gain on debt forgiveness of $14,000,000, The amount of accumulated deficit prior to the reclassification in accordance with the Fresh Start Reporting method amounted to approximately $15,000,000. Management estimated the fair value of the shares issued at par value, based on the fact that no cash flows are expected in the foreseeable future. The balance of the accumulated deficit after the adjustment required by Fresh Start Reporting represents the "Excess Reorganization Value", which was impaired due to the fact that the Company has no operations, and no cash flows are expected in the foreseeable future.

Note 6- Income Taxes

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At November 22, 2002, the Company had net operating loss carryforwards of approximately $14 million for federal tax purposes, which expire from 2012 to 2015. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. At November 22, 2002, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $5 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

            NEVSTAR GAMING AND ENTERTAINMENT CORP
           Management's Discussion and Analysis of
        Financial Condition and Results of Operations
                     (Unaudited)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
                        OF 1995

This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: (a) the Company does not generate any revenue, and has a net capital deficiency which may impair its ability to continue as a going concern; (b) the ability of the Company to find a merger candidate or other business opportunity to bring profitable business operations into the Company; and
(c) the absence of an active public trading market for the Company's common stock.

Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

The Company's Bankruptcy Plan of Reorganization became effective November 22, 2002. The Company is in the process of completing the administrative procedures to allow it to formally emerge from the oversight of the Bankruptcy Court.

The Company is no longer operating, and will attempt to locate a new business (operating company), and offer iself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

PART II - OTHER INFORMATION

Item 1 - Litigation

The Company is not party to any litigation

Item 6.  Exhibits and Report on Form 8-K

The Company filed a report on Form 8-K dated November 25, 2002 reporting the Company's balance sheet as of the November 22, 2002, the effective date of the implementation of the Company's Plan of Reorganization.

The Company filed a report on Form 8-K dated December 3, 2002 reporting a change in the Company's independent auditors.

     	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVSTAR GAMING AND ENTERTAINMENT CORP

                                            /s/ William O. Fleischman

Date:   January 22, 2003                    	William O. Fleischman
                                                Chief Executive Officer and
                                                Chief Financial Officer

                               CERTIFICATIONS

I, William O. Fleischman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nevstar Gaiming and Entertainment Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of theis quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiences in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 22, 2003                           By: /s/ William O. Fleischman


                                           _____________________
                                           William O. Fleischman
                                           Chairman of the Board,
                                           Chief Executive Officer and
                                           Chief Financial Officer