Form 10-Q
period 2003-03-31
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2003-05-13
CIK 1006384

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003

                                                      OR

[    ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number:  0-21071

                        NEVSTAR GAMING AND ENTERTAINMENT CORPORATIONS
             (Exact name of registrant as specified in its charter)
       Nevada                                88-0309578
(State or other jurisdiction        (IRS Employer Identification No.)
of incorporation or organization)

               1900 Avenue of the Stars, Suite 2410 Los Angeles CA 90067
                     (Address of principal executive offices) (Zip Code)

                                    (310) 553-7176
                    (Registrant's telephone number, including area code)

                                     Not Applicable
                    (Former name, former address and former fiscal year,
                                if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2003.

Common Stock $.01 par value                           50,715,008
        (Class)                                    (Number of shares)

                        NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheet at March 31, 2003                              3

              Statements of Operations for the Three Months
                ended March 31, 2003 and the period November
                22, 2002 through March 31, 2003                            4

              Statements of Cash Flows for the period
                November 22, 2002 through March 31, 2003                   5

              Notes to Unaudited Financial Statements                      6                                                6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9


PART II.      OTHER INFORMATION                                           10

Item 1        Legal Proceedings                                           10

              Signature Page                                              10

              Certification                                               11

         3

          NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         BALANCE SHEET
                         MARCH 31, 2003

                                                ASSETS


      Current Assets                                             $    -
                                                                     -------

                 Total Assets                                    $    -
                                                                     =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY


         Current Liabilities

            Accounts payable and accrued liabilities             $    84,442
                                                                    --------                                         --------------
                 Total Current Liabilities                       $    84,442

         Long Term Liabilities

            Pre-petition tax liabilities - Note 3                    194,858
            Long-term credit facility, related party - Note 4        250,672
                                                                    --------
                 Total Liabilities                                   529,972

	Shareholders' Equity (Deficit)
	      Common Stock $.01 par value,
              126,396,450 shares authorized, 50,715,008
              issued and outstanding                             $   507,150
            Accumulated deficit, prior to development
              state - Note 6                                      (1,001,679)

            Accumulated deficit - development stage                  (35,443)

                                                                  -----------
                 Total Shareholders' Deficit                     $  (529,972)

                 Total Liabilities and Shareholders' Deficit     $      -
                                                                    =========


                    See notes to financial statments.

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                      STATEMENT OF OPERATIONS
                         (Unaudited)

                                            For the quarter ended      For the period
                                                March 31, 2003        November 22, 2002
                                                                      to March 31, 2003


Revenue                                      $ -                           $ -
                                             --------                      --------


Expenses
   General and Administrative                $ 14,629                      $ 28,443
   Interest                                     7,000                         7,000
                                             --------                      --------

Net Loss                                     $(21,629)                     $(35,443)
                                             =========                     =========

Basic and diluted loss per share                $0.00                         $0.00

Weighted average shares outstanding        50,715,008                    50,715,008




                    See Accompanying Notes to Financial Statements

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                      STATEMENT OF CASH FLOWS
       For the period November 22, 2002 to March 31, 2003
                          (Unaudited)

OPERATING ACTIVITIES
   Net Loss                                     $  (35,443)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
          Changes in assets and liabilities:
                   Accounts Payable                  6,396
                                                 ---------
Net cash used by by operating activities           (29,047)

FINANCING ACTIVITIES
    Cash provided by long-term debt                 29,047
                                                 ---------

Net cash for the period                                  0

Net cash a beginning of period                           0
                                                 ---------
Net cash at end of period                        $       0
                                                 =========

                    See Accompanying Notes to Financial Statements

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 2003

Note 1 - Emergence from Bankruptcy Proceedings

     On July 10, 2000, the Company, a Nevada Corporation filed a voluntary petition for relief under Chapter 11 (the "Chapter 11 Proceeding")in the Bankruptcy Court, Case No. BK-S-00-15075-LBR. During the Chapter 11 Proceeding, the Company acted as debtor in possession.

     In April, 2001, the Company and W/F Investment Corp. ("W/F") submitted to the Bankruptcy Court a plan of reorganization, which was amended from time to time (the "Plan of Reorganization").

     On February 20, 2002, the Bankruptcy Court issued an order confirming the Plan of Reorganization.

     On November 22, 2002 the plan of reorganization became effective. The Company issued 15,141,674 shares of common stock to holders of unsecured claims; 156,428 shares of common stock to certain administrative claimants and to a previously secured claim, and 27,807,219 shares of common stock to the Plan Proponents. The 7,583,687 shares of Common Stock that were previously outstanding were retained by the holders of those shares. There are a total of 50,715,008 shares of common Stock outstanding after the issuance of shares under the Plan of Reorganization.

     The Company does not currently have any operations.

Note 2 - Going Concern and Summary of Significant Accounting Policies

     Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company currently funds its disbursements by a line of credit from one of its Plan Proponents. There are insufficient funds available under that line of credit to meet the Company's current obligations.

     These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company is no longer operating, and will attempt to locate a new business (operating company) and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 2003


Note 2 - Going Concern and Summary of Significant Accounting Policies
         (Continued)

     Accounting for Reorganization

     The Company applied Financial Accounting Standards No. 15 ("Accounting for Debtors and Creditors for Troubled Debt Restructuring") for its emergence from Bankruptcy. The Company also adopted the Fresh Start Reporting (see Note 6).

     Use of estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the value of shares of common stock issued to the unsecured creditors in accordance with the Plan of Reorganization. Management uses its knowledge and expertise in making these estimates. Actual results could differ from those estimates.

      Income Taxes

     The Company utilizes the liablity method to account for income taxes. Under this method, deferred taxes and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws expected to apply when the differences are expected to reverse.

Note 3 - Pre-petition Tax Liabilities

    Pre-petition tax liabilities consist of $194,858 payable to the Nevada Department of Taxation and the Nevada Gaming Authority. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments commencing January, 2004 and ending September, 2009. Payments due on these liabilities during the next five years are as follows:

               Fiscal Year Ending June 30,
               ---------------------------
               2003                              $    -
               2004                              $  16,000
               2005                              $  32,000
               2006                              $  32,000
               2007                              $  32,000


Note 4 - Long Term Credit Facility, Related Party

     The credit facility consists of $250,672 outstanding on a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the bankruptcy Plan of Reorganization. The line of credit has been used to pay the Company's obligations through the November 22, 2002, the Effective Date of the Plan of Reorganization, including the allowed administrative expenses, accounting, legal and related expenses. The line of credit bears interest at prime plus 2%, payable monthly. It is due no earlier than October 31, 2003 and no later than October 31, 2007.

Note 5 - Income Taxes

     At March 31, 2003 the Company had net operating loss carryforwards of approximately $19 million for federal tax purposes, which expire from 2012 to 2015. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. At November 22, 2002, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $7.5 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

Note 6 - Fresh Start Reporting

     In accordance with its Plan of Reorganization, the Company converted unsecured liabilities amounting to approximately $18,300,000 to 15,167,674 shares of its common stock. The Company also issued 156,248 shares of its common stock in payment of administrative claims totaling approximately $20,000, and 27,807,219 shares of its common stock to its Plan Proponents. The shares issued were valued at $0.01 per share, generating a gain on debt forgiveness of approximately $18,000,000. The amount of accumulated deficit prior to the reclassification in accordance with Fresh Start Reporting amounted to approximately $19,000,000. Management estimated the fair value of the shares issued at par value, based on the fact that no cash flows are expected in the foreseeable future. The balance of accumulated deficit after the adjustement requred by the Fresh Start Reporting represents the "Excess Reorganization Value", which was impaired due to the fact that no cash flows are expected in the foreseeable future.

            NEVSTAR GAMING AND ENTERTAINMENT CORP
           Management's Discussion and Analysis of
        Financial Condition and Results of Operations
                     (Unaudited)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
                        OF 1995

This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: (a) the Company does not generate any revenue, and has a net capital deficiency which may impair its ability to continue as a going concern; (b) the ability of the Company to find a merger candidate or other business opportunity to bring profitable business operations into the Company;
(c) the absence of an active public trading market for the Company's common stock; and (d) the Company does not have sufficient funds available on its line of credit to meet its current obligations.

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

PART II - OTHER INFORMATION

Item 1 - Litigation

The Company is not party to any litigation

Item 6.  Exhibits and Report on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

     	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVSTAR GAMING AND ENTERTAINMENT CORP

                                            /s/ William O. Fleischman

Date:   May 12, 2003                            William O. Fleischman
                                                Chief Executive Officer and
                                                Chief Financial Officer

                               CERTIFICATIONS

I, William O. Fleischman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nevstar Gaming and Entertainment Corp;

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

May 12, 2003                       By: /s/ William O. Fleischman


                                           _____________________
                                           William O. Fleischman
                                           Chairman of the Board,
                                           Chief Executive Officer and
                                           Chief Financial Officer