Form 10-K
period 2003-06-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2003-09-25
CIK 1006384

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
For the fiscal year ended December 31, 2002
OR
[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
For the transition period from        to

               Commission file number:   0-21071

            NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
     (Exact name of registrant as specified in its charter)

       Nevada                                88-0309578
(State or other jurisdiction of            (I.R.S.  Employer
 incorporation or organization)            Identification No.)

   1900 Avenue of the Stars, Suite 2410, Los Angeles CA 90067
            (Address of principal executive offices)   (Zip Code)
     Registrant's telephone number, including area code:   (310) 553-7176
      Securities registered pursuant to Section 12(b) of the Act:
                                 None
      Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock - $.01 par value
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 15, 2003 was $101,430 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

50,715,008 shares of registrant's Common Stock, $.01 par value, were outstanding on September 15, 2003.

             NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                CONTENTS

                                                                Page


PART I

Item 1.     BUSINESS                                              3

Item 2.     PROPERTIES                                            4

Item 3.     LEGAL PROCEEDINGS                                     4

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   4

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                       4

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA                  5

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                            7

Item 7a     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                           8

Item 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                    9

Item 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
            DISCLOSURES                                          18

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT                                           18

Item 11.    EXECUTIVE COMPENSATION                               18

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       19

Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                         19

ITEM 14.    CONTROLS AND PROCEDURES                              20

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K                              20


PART I

            NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Item 1 - Business

General. The Company, a Nevada Corporation, filed a financial report with the Securities and Exchange Commission ("SEC") on Form 10-Q, for the quarter ended March 31, 1999. At that time, the Company owned and operated the Mesquite Star, a hotel and casino in Mesquite, Nevada. The Company filed no further reports with the SEC until September, 2002. The Company has insufficient financial records or suppporting documentation to recreate these records for the interim period because those records were lost or destroyed as a result of the foreclosure of the principal asset of the Company, the Mesquite Star Hotel and Casino.

During 2002, the SEC was apprised of the Company's deficiencies, and a report was filed on Form 8-K dated September 30, 2002 summarizing the events which had occurred during the period since its last reporting. No reports on Form 10-K will be filed by the Company for the periods ended June 30, 1999, 2000, 2001, 2002, and the interim period ended November 22, 2002. Certain comparative financial reporting required to be disclosed on this Form 10-K as been ommitted because of this lack of Company financial data.

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

On February 20, 2002, the Bankruptcy Court issued an order confirming the Plan of Reorganization.

On November 22, 2002 the Plan of Reorganization became effective. The
Company issued 15,141,674 shares of common stock to holders of unsecured claims; 156,428 shares of common stock to certain administrative claimants and to a previously secured claim holder, and 27,807,219 shares of common stock to the Plan Proponents. The 7,583,687 shares of Common Stock that were previously outstanding were retained by the holders of those shares. There are a total of 50,715,008 shares of common Stock outstanding after the issuance of shares under the Plan of Reorganization. The Plan of Reorganization authorized a reverse split of the Common Stock, which it is anticipated will be implemented concurrently with the Company's acquisition of a business opportunity. The Company is in the process of completing the administrative procedures to allow it to formally emerge from the oversight of the Bankruptcy Court.

The Company does not currently have any operations.

            NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Employees. 	The Company had no employees at September 15, 2003.  The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

Item 2 - Properties

The Company's principal executive offices are located at 1900 Avenue of the Stars, Suite 2410, Los Angeles, California 90067. The space is provided to the Company without charge by W/F Investment Corp, its secured lender and a member of W/F Nevstar LLC, a principal shareholder of the Company.

Item 3 - Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter (ending June 30, 2003) of fiscal 2002.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the over-the-counter market under the symbol "NVST". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

        Period                                                     High  Low
        ------                                                     ----  ----
2002  4th Quarter................................................ .002   .001

2003  1st Quarter................................................ .001   .001
      2nd Quarter................................................ .001   .001


                NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

As of September 15, 2003, there were approximately 671 beneficial owners of 50,715,008 outstanding shares of the Company's common stock, held by approximately 671 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Consolidated Financial Data

                          Period November 22, 2002
                            through June 30, 2003
----------------          ------------------------
Revenues                        $         0
Net loss                            (36,007)
Total assets                              0
Long-term debt                      456,773
Net loss per
 share of common stock                (0.00)

                            NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                 SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                          Quarter ended        Quarter ended     Quarter ended
                        December 31, 2002     March 31, 2003     June 30, 2003
                       ------------------     --------------    ---------------
Revenues                     $  --              $   --               $  --
Expenses:
General and
 administrative              13,814                14,629             11,797
                             ------                ------             ------

Operating loss              (13,814)              (14,629)           (11,797)

Other income                   --                   --                20,000
Interest expense               --                   7,000              8,767
                            --------              --------            ------
Net income(loss)            (13,814)              (21,629)              (564)
                            ========              ========            ======
Net income(loss) per
  share of common stock      ($0.01)               ($0.01)            ($0.01)
Weighted average number
  of shares outstanding  50,715,008            50,715,008         50,715,008

                 NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

       SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                            REFORM ACT OF 1995.

This Annual Report on Form 10-K includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to successfully complete the conditions of the Plan of Reorganization; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to have sufficient funds available to pay its liabilities as they come due; the ability of the Company to repay its secured lender, or to renegotiate the terms of its secured debt; and the absence of an active public trading market for the Company's common stock.

Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Overview

The Notes to the Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its obligations through a credit facility consisting of a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the Bankruptcy Plan of Reorganization. The Company currently owes $261,915 plus accrued interest on this line of credit. There is no assurance that W/F Investment Corp will continue to fund the Company's obligations as they become due, and the Company has no current operations to provide funds, nor does it have sufficient credit-worthiness or unpledged assets to seek other loans.

STOCK OPTIONS

The Company has no stock option plan, and there are currently no stock options outstanding.

               NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Results of Operations

Fiscal 2002

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

Impact of Inflation

The Company currently has no operations. The interest rate on the Company's line of credit is indexed using the prime (reference) rate, which could be affected by inflation.

Foreign Currency Transactions

The Company currently has not operations, and has no exposure to foreign currency exchange rate risk.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The Company owns no financial instruments or other assets, nor has it entered into any contracts or commitments, which would expose it to market risks such as interest rate risk, foreign currency exchange rate risk or commodity price risk as required to be disclosed pursuant to Regulation S-K, Item 305, of the 1934 Securities Exchange Act, as amended.

                NEVSTAR GAMING AND ENTERTAINMENT CORPORATION


Item 8 - Financial Statements and Supplementary Data

       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page

Independent Auditors' Report                                         10

Balance Sheets at
November 22, 2002 and June 30, 2003                                  11

Statement of Operations for Period November 22, 2002
through June 30, 2003                                                12

Statement of Cash Flows for Period November 22, 2002
through June 30, 2003                                                13

Statement of Shareholders' Deficit for for
Period November 22, 2002 through June 30, 2003                       14

Notes to Financial Statements                                        15




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Nevstar Gaming and Entertainment Corporation

We have audited the accompanying balance sheets of Nevstar Gaming and Entertainment Corporation(the "Company") as of November 22, 2002 and
June 30, 2003, and the related statements of operations, shareholders' deficit and cash flows for the period from November 22, 2002 through June 30, 2003 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevstar Gaming and Entertainment Corporation as of November 22, 2002 and June 30, 2003, and the results of its operations and its cash flows for the period from November 22, 2002 through June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company did not generate revenue and is not operating which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
September 10, 2003

                NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                              BALANCE SHEETS
                   June 30, 2003 and November 22, 2002

                                                    June 30,    November 22
                                                      2003         2002
	                            ASSETS

Current Assets                                       $  --       $  --
                                                     -------      -------

        Total assets                                 $  --       $  --


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                   $57,996     $78,046

  Accrued interest - Note                             15,767        --
                                                     -------      ------

         Total current liabilities                   $73,763     $78,046

Long Term Liabilities

  Pre-petition tax liabilities - Note 3             $194,858    $194,858
  Long-term credit facility-related party - Note 4   261,915    $221,625
                                                    --------    --------

         Total Liabilities                          $530,536    $494,529

Shareholders' Equity (deficit)

  Common stock $.01 par value; 126,396,450
   shares authorized; 50,715,008 shares issued
   and outstanding                                   507,150     507,150
  Accumulated deficit, prior to development
   stage - Note 6                                 (1,001,679) (1,001,679)
  Accumulated deficit, development stage             (36,007)       -
                                                 ------------ ------------

Total shareholders' equity (deficit)                (530,536)   (494,529)
                                                  -----------  -----------

                                                    $  --        $  --
                                                  ===========  ===========

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         STATEMENT OF OPERATIONS
        For the period from November 22, 2002 through June 30, 2003

Revenues
   Revenues                                        $  -

Expenses
   General and administrative                       40,240
                                                   --------

Other income - Note 7                               20,000
Interest expense                                    15,767
                                                   --------
Net loss                                          ($36,007)
                                                   ========

Basic and diluted income (loss) per share:

Loss from continuing operations                    ($0.00)
                                                   -------
Net income (loss)                                  ($0.00)
                                                   =======

Weighted average shares outstanding             50,715,008

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF CASH FLOWS
      For the period from November 22, 2002 through June 30, 2003


OPERATING ACTIVITIES
   Net loss                                        ($ 36,007)
      Adjustments to reconcile net income
      (loss) to net cash used in operating
       activities:
      Changes in assets and liabilities:
   Accounts payable                                  (20,050)
   Accrued interest                                   15,767
                                                    ---------
Net cash used in operating activities                (40,290)

FINANCING ACTIVITIES

    Cash provided by long-term debt                   40,290
                                                     -------

Net cash for the period                                    0

Net cash at beginning of period                            0

                                                     -------
Net cash at end of period                            $     0
                                                     =======


SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                     NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         STATEMENT OF SHAREHOLDERS' EQUITY
                 For the period November 22, 2002 through June 30, 2003

                                      Number of    Common      Accumulated        Accumulated         Total
                                        Shares      Stock     Deficit, prior        Deficit       Shareholders'
                                                              to development      development        Deficit
                                                                  stage              stage

Balance at
  November 22, 2002                   50,715,008   $507,150   $(1,001,679)        $  ---          $(494,529)

Net loss for the year                     --          --          --             $(36,007)          (36,007)
                                      ----------   -------     -----------       ---------        ----------
Balance at
  June 30, 2003                       50,715,008   $507,150   $(1,001,679)       $(36,007)        $(530,536)


SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 NEVSTAR GAMING AND ENTERTAINMENT CORP
                    NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2003

1.	ORGANIZATION, INTERMIN EVENTS AND BANKRUPTCY PROCEEDINGS

      The Company, a Nevada Corporation, filed its last financial report to the Securities and Exchange Commission on Form 10-Q, for the quarter ended March 31, 1999. At that time, the Company owned and operated the Mesquite Star, a hotel and casino in Mesquite, Nevada.

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

Note 2 - Going Concern and Summary of Significant Accounting Policies

     Going Concern

     The accompanying financial statement has been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company currently funds its disbursements by a line of credit from one of its Plan Proponents.

     The financial statement does not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company is no longer operating, and will attempt to locate a new business (operating company) and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.


                           See independent auditors' report.

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 2 - Going Concern and Summary of Significant Accounting Policies
         (Continued)

     Accounting for Reorganization

     The Company applied Financial Accounting Standards No. 15 ("Accounting for Debtors and Creditors for Troubled Debt Restructuring") for its emergence from Bankruptcy. The Company also adopted the Fresh Start Reporting (see Note 6).

     Use of estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the value of shares of common stock issued to the unsecured creditors in accordance with the Plan of Reorganization. Management uses its knowledge and expertise in making these estimates. Actual results could differ from those estimates.

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


Note 4 - Long Term Credit Facility, Related Party

     The credit facility consists of $261,915 outstanding on a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the Bankruptcy Plan of Reorganization. The line of credit has been used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The line of credit bears interest at prime plus 2%, payable monthly. It is due no earlier than October 31, 2003 and no later than October 31, 2007. Accrued interest on the credit facility totalled $9,771 as of June 30, 2003.

                          See independent auditors' report.

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 5 - Income Taxes

     At June 30, 2003 the Company had net operating loss carryforwards of approximately $19 million for federal tax purposes, which expire from 2012 to 2015. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. At June 30, 2003, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $6.5 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

Note 6 - Fresh Start Reporting

     In accordance with its Plan of Reorganization, the Company converted unsecured liabilities amounting to approximately $18,300,000 to 15,167,674 shares of its common stock. The Company also issued 156,428 shares of its common stock in payment of administrative claims totaling approximately $20,0000, and 27,807,219 shares of its common stock to its Plan Proponents. The shares issued were valued at $0.01 per share, generating a gain on debt forgiveness of approximately $18,000,000. The amount of accumulated deficit prior to the reclassification in accordance with Fresh Start Reporting amounted to approximately $19,000,000. Management estimated the fair value of the shares issued at par value, based on the fact that no cash flows are expected in the foreseeable future. The balance of accumulated deficit after the adjustement requred by the Fresh Start Reporting represents the "Excess Reorganization Value", which was impaired due to the fact that no cash flows are expected in the foreseeable future.

Note 7 - Other Income

      On October 12, 2001, the Company entered into a settlement agreement with certain former creditors of the Company by which, among other conditions of mutual release, the creditors were to pay the Company $35,000 on the Effective Date of the Plan of Reorganization. The Company received the funds, net of $15,000 paid to a former director and a party to the agreement, in June, 2003 and recorded the receipt as Other Income.

                          See independent auditors' report.

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Item 9 - Changes In and Disagreements with Accountants on Accounting or Financial Disclosure

As reported on Form 8-K dated December 3, 2002, on November 25, 2002 the Company engaged Rose, Snyder & Jacobs ("Rose Snyder") as the Company's independent auditors and for other independent accounting and tax-related services on an ongoing basis, to replace the firm of Piercy Bowler Taylor & Kern, who were dismissed as auditors of the Company. Piercy Bowler Taylor & Kern were engaged on March 18, 2002 and did not issue any reports on the Company's financial statements. In connection with the audit of the Company's financial statements during the interim period of Bowler Taylor and Kern's engagement, there were no disagreements with Piercy Bowler Taylor and Kern on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedures.


PART III

Item 10 - Directors and Executive Officers of the Registrant

The Company's by-laws provide for the number of Directors of the Company to be fixed from time to time by resolution of the Board. The Board has not made a resolution determining the allowed number of Directors. Directors are elected at each Annual Meeting of Shareholders to serve thereafter until their successors have been duly elected and qualified.

The following table provides certain information as of September 15, 2003 for each director and executive officer of the Company:

Name                      Age          Position with the Company

William O. Fleischman      58   Chairman of the Board, Chief Executive and
                                Chief Financial Officer
Douglas Hrdlicka           60   Director, Secretary

William O. Fleischman has been an officer and director since
November 22, 2002. Mr. Fleischman, in his individual capacity or through W/F Investment Corp and its affiliates, has substantial experience investing in and managing companies. Mr. Fleischman is also an attorney officed in Century City.

Mr. Hrdlicka has been an officer and director since November 22, 2002. Mr. Hrdlicka has substantial experience in the operations and management of companies in the service industry with a strong background in marketing and advertising. For the past ten years, he has been involved in turn-around strategies in some of the country's largest beverage distribution networks.

None of the officers or directors of the Company is related to any other officer or director of the Company. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors or until they resign. At present two officers of W/F Investment Corp, the Company's secured lender and a principal shareholder of the Company, serve on the Company's Board of Directors.

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION


COMPLIANCE WITH SECTION 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of commons stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4, and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11 - Executive Compensation

Compensation of Directors and Executive Officers

The Executive Officers and Directors of the Company received no compensation during fiscal 2000, 2001 and 2002.


Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect (1) to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of September 15, 2003 and (2)shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned beneficially by all directors, nominees and officers as a group as of September 15, 2003.


                                      Amount and Nature
Name and Address of                     of Beneficial         Percent of
Beneficial Owner                         Ownership              Class

William O. Fleischman                   27,807,219 (1)            54.83%
1900 Avenue of the Stars, Suite 2410
Los Angeles, CA 90067
Director, Chief Executive and
Chief Financial Officer

All officers and directors as a
  group (2 persons)                     27,807,219                54.83%


(1) Consists of 27,807,219 shares of common stock owned by W/F Nevstar LLC. W/F Investment Corp, of which Mr. Fleischman is a 93% shareholder, owns 77% of W/F Nevstar LLC.


Item 13 - Certain Relationships and Related Transactions

Two directors of the Company, Mr. William O. Fleischman and Mr. Douglas Hdrlicka, are principals and officers and directors of W/F Investment Corp, the Company's secured lender and a member of W/F Nevstar LLC, a principal shareholder of the Company.

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Item 14 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, to allow timely decisions regarding required disclosures.

      Within the 90 days prior to this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed on the Index to Financial Statements and Schedules on page 6.

               Exhibits
2.1  (5)     Second Amended Plan of Reorganization dated as of April 17, 2000
99.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
             of 2002.


(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

(c)   Exhibits

      All exhibits required by Item 601 of Regulation S-K have been filed.

(d)   Financial Statement Schedules

      All other financial statement schedules which are required by the regulations of the Securities and Exchange Commission are either inapplicable or are included as part of Item 8 herein.

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:        September 15, 2003
                                         NEVSTAR GAMING AND ENTERTAINMENT CORP

                                               By: S/William O. Fleischman
                                               William O. Fleischman
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Camera Platforms International, Inc., on behalf of the Company, in the capacities and in the dates indicated.


                             Chairman of the Board, Chief Executive and
                             Chief Financial Officer
September 15, 2003                             By: S/William O. Fleischman
                                               William O. Flieschman

                             Director and Secretary
September 15, 2003                             By: S/Douglas Hrdlicka
                                               Douglas Hrdlicka

                               CERTIFICATIONS

I, William O. Fleischman, certify that:

1. I have reviewed this annual report on Form 10-K of Nevstar Gaming and Entertainment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

September 15, 2003                         By: /s/ William O. Fleischman


                                           _____________________
                                           William O. Fleischman
                                           Chairman of the Board, and
                                           Chief Executive and
                                           Chief Financial Officer

                               CERTIFICATIONS

I, Douglas Hrdlicka, certify that:

1. I have reviewed this annual report on Form 10-K of Nevstar Gaming and Entertainment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

September 15, 2003                         By: /s/Douglas Hrdlicka


                                           _____________________
                                           Douglas Hrdlicka
                                           Secretary