Form 10-Q
period 2003-09-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2003-11-07
CIK 1006384

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003.

Common Stock $.01 par value                           50,715,008
        (Class)                                    (Number of shares)

                        NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at September 30, 2003 and
                June 30, 2003                                              3

              Statements of Operations for the Three Months
                ended September 30, 2003 and for the period from
                November 22, 2002 (Inception of the Development
                Stage) through September 30, 2003                          4

              Statements of Cash Flows for the Three Months
                ended September 30, 2003 and for the period from
                November 22, 2002 (Inception of the Development
                Stage) through September 30, 2003                          5

              Notes to Unaudited Financial Statements                      6

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk

   Item 4.    Controls and Procedures

PART II.      OTHER INFORMATION                                           10

Item 1.    Litigation                                                     11

Item 3.    Defaults on Senior Securities                                  11

Item 4.    Exhibits and Reports on Form 8-K                               11

Signature Page                                                            11

Exhibit 31     Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002


Exhibit 32     Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


          NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         BALANCE SHEETS

                                                   SEPTEMBER 30,   JUNE 30,
                                                        2003         2003
                                                    (Unaudited)    (audited)
                             ASSETS


      Current Assets                                  $  -          $  -
                                                        ------       ------

                 Total Assets                         $  -          $  -
                                                        ======       ======

                LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Liabilities

        Accounts payable and accrued liabilities      $ 58,345      $ 57,996
        Accrued interest                                22,453        15,767
                                                        ------        ------

             Total Current Liabilities                $ 80,798      $ 73,763

     Long Term Liabilities

        Pre-petition tax liabilities - Note 3         $194,858      $194,858
        Long-term credit facility, related
         party - Note 4                                272,958       261,915
                                                       -------       -------
             Total Liabilities                        $548,614      $530,536

     Shareholders' Equity (Deficit)
	  Common Stock $.01 par value,
          126,396,450 shares authorized,
          50,715,008 issued and outstanding           $507,150      $507,150
        Accumulated deficit, prior to development
          state - Note 6                            (1,001,679)   (1,001,679)

            Accumulated deficit-development stage      (54,085)      (36,007)

                                                     ----------    ----------
          Total Shareholders' Deficit                $(548,614)    $(530,536)

            Total Liabilities and
              Shareholders' Deficit                  $     -       $    -
                                                       ========      ========


                    See notes to financial statments.

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                     STATEMENTS OF OPERATIONS
                         (Unaudited)

                                    For the quarter ended        For the period from
                                      September 30, 2003     November 22, 2003 (Inception
                                                             of the development stage) to
                                                                 September 30, 2003
Revenue                                   $ -                      $ -
                                          --------                 --------


Expenses
   General and administrative             $ 11,392                 $  51,632
                                          --------                 ---------

Operating loss                            $(11,392)                $ (51,632)

   Other income                                --                     20,000
   Interest expense                          6,686                    22,453
                                          --------                  --------

Net Loss                                  $(18,078)                 $(54,085)
                                          ========                  =========

Basic and diluted loss per share             $0.00                     $0.00

Weighted average shares outstanding        50,715,008              50,715,008




                    See notes to financial statements

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                    STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                      For the quarter ended        For the period from
                                        September 30, 2003     November 22, 2003 (Inception
                                                               of the development stage) to
                                                                   September 30, 2003

OPERATING ACTIVITIES
   Net Loss                                     $  (18,078)           $  (54,085)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
          Changes in assets and liabilities:
                   Accounts payable                    349               (19,701)
                   Accrued interest                  6,686                22,453
                                                 ---------              ---------
Net cash used by by operating activities           (11,043)              (51,333)

FINANCING ACTIVITIES
    Cash provided by long-term debt                 11,043                51,333
                                                 ---------              ---------

Net cash for the period                                  0                     0

Net cash a beginning of period                           0                     0
                                                 ---------               --------
Net cash at end of period                        $       0               $     0
                                                 =========               ========

               See notes to financial statements

                 NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2003

Note 1 - Bankruptcy Proceedings

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

     The Company is in the process of completing the administrative procedures, which include the acquisition of an operating entity, to allow it to formally emerge from the oversight of the Bankruptcy Court.

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

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2003


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


Note 4 - Long Term Credit Facility, Related Party

     The credit facility consists of $272,958 outstanding on a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the bankruptcy Plan of Reorganization. The line of credit has been used to pay the Company's obligations through the November 22, 2002, the Effective Date of the Plan of Reorganization, including the allowed administrative expenses, accounting, legal and related expenses. The line of credit bears interest at prime plus 2%, payable monthly. It is due October 31, 2007. Accrued interest as of September 30, 2002 totalled $14,003.

Note 5 - Income Taxes

     At September, 2003 the Company had net operating loss carryforwards of approximately $19 million for federal tax purposes, which expire from 2012 to 2015. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. At September 30, 2002, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $6.5 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

Note 6 - Fresh Start Reporting

     In accordance with its Plan of Reorganization, the Company converted unsecured liabilities amounting to approximately $18,300,000 to 15,167,674 shares of its common stock. The Company also issued 156,428 shares of its common stock in payment of administrative claims totaling approximately $20,000, and 27,807,219 shares of its common stock to its Plan Proponents. The shares issued were valued at $0.01 per share, generating a gain on debt forgiveness of approximately $18,000,000. The amount of accumulated deficit prior to the reclassification in accordance with Fresh Start Reporting amounted to approximately $19,000,000. Management estimated the fair value of the shares issued at par value, based on the fact that no cash flows are expected in the foreseeable future. The balance of accumulated deficit after the adjustment required by the Fresh Start Reporting represents the "Excess Reorganization Value", which was impaired due to the fact that no cash flows are expected in the foreseeable future.

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

Item 3.

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

Item 4.

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

                   NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

(b) Changes in Internal Controls

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 3.     Defaults on Senior Securities

      As of September 30, 2003, the Company was $15,767in arrears in its interest payments to W/F Investment Corp under the terms of the loans from W/F Investment Corp (see Note 4 to Financial Statements).

Item 6.(b) Exhibits and Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.

     	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVSTAR GAMING AND ENTERTAINMENT CORP

                                            /s/ William O. Fleischman
Date:   October 31, 2003                        William O. Fleischman
                                                Chief Executive Officer and
                                                Chief Financial Officer

Exhibit 31

Exhibit 32