Form 10-Q
period 2003-12-31
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2004-02-11
CIK 1006384

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2004.

Common Stock $.01 par value                           50,715,008
        (Class)                                    (Number of shares)

                        NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at December 31, 2003 and
                June 30, 2003                                              3

              Statements of Operations for the three months and
              six months ended December 31, 2003 and for the
              period from November 22, 2002 (Inception of the
              Development Stage) through December 31, 2002 and
              the period November 22, 2002 through December 31, 2003       4

              Statements of Cash Flows for the six months
              ended December 31, 2003, for the period from
              November 22, 2002 (Inception of the Development
              Stage) through December 31, 2002 amd for the
              the period November 22, 2002 through December 31, 2003       5

              Notes to Unaudited Financial Statements                      6

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk

   Item 4.    Controls and Procedures

PART II.      OTHER INFORMATION                                           10

Item 1.    Litigation                                                     11

Item 3.    Defaults on Senior Securities                                  11

Item 4.    Exhibits and Reports on Form 8-K                               11

Signature Page                                                            11

Exhibit 31     Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002


Exhibit 32     Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


          NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         BALANCE SHEETS

                                                   DECEMBER 31,    JUNE 30,
                                                        2003         2003
                                                    (Unaudited)    (audited)
                             ASSETS


      Current Assets                                  $  -          $  -
                                                        ------       ------

                 Total Assets                         $  -          $  -
                                                        ======       ======

                LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Liabilities

        Accounts payable and accrued liabilities      $ 52,547      $ 57,996
        Accrued interest                                29,506        15,767
	  Current portion of long-term debt - Note 3      32,000           -
                                                        ------        ------

             Total Current Liabilities               $ 114,053      $ 73,763

     Long Term Liabilities

        Pre-petition tax liabilities - Note 3         $162,858      $194,858
        Long-term credit facility, related
         party - Note 4                                299,145       261,915
                                                       -------       -------
             Total Liabilities                        $576,056      $530,536

     Shareholders' Equity (Deficit)
	  Common Stock $.01 par value,
          126,396,450 shares authorized,
          50,715,008 issued and outstanding           $507,150      $507,150
        Accumulated deficit, prior to development
          state - Note 6                            (1,001,679)   (1,001,679)

            Accumulated deficit-development stage      (81,527)      (36,007)

                                                     ----------    ----------
          Total Shareholders' Deficit                $(576,056)    $(530,536)

            Total Liabilities and
              Shareholders' Deficit                  $     -       $    -
                                                       ========      ========


                    See notes to financial statments.

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                     STATEMENTS OF OPERATIONS
                         (Unaudited)

                    For the three       For the period from      For the six       For the period from
                     months ended        November 22, 2002       months ended       November 22, 2002
                  December 31, 2003      (Inception of the    December 31, 2003    to December 31, 2003
                                          development stage)
                                        to December 31, 2002

Revenue               $ -                $ -                   $ -                   $ -

                       --------           --------              --------              --------

Expenses
   General and
   administrative     $ 20,389           $  13,814              $  31,781            $  72,021
                       --------          ---------               ---------           ---------
Operating loss        $(20,389)          $ (13,814)             $ (31,781)           $ (72,021)

   Other income          --                   --                     --                 20,000
   Interest expense      7,053                --                   13,739               29,506
                      --------            --------               ---------            ---------

Net Loss              $(27,442)           $(13,814)             $ (45,520)           $ (81,527)
                      =========           =========             ==========           ==========


Basic and diluted
 loss per share         $0.00               $0.00                      $0.00            $0.00

Weighted average
  shares outstanding 50,715,008          50,715,008                 50,715,008       50,715,008





                    See notes to financial statements

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                    STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                      For the six months ended     For the Period from      For the period from
                                        December 31, 2003        November 22, 2002 to     November 22, 2002 (Inception
                                                                   December 31, 2002      of the development stage) to
                                                                                              December 31, 2003

OPERATING ACTIVITIES
   Net Loss                                     $  (45,520)          $  (13,814)           $  (81,527)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
          Changes in assets and liabilities:
                   Accounts payable                 (5,449)              13,041               (25,499)
                   Accrued interest                 13,739                 --                  29,506
                                                   --------              -------              ---------
Net cash used by by operating activities           (37,230)                (773)              (77,520)

FINANCING ACTIVITIES
    Cash provided by long-term debt                 37,230                  773                77,520
                                                   -------               -------              --------
Net cash for the period                                  0                     0                    0

Net cash a beginning of period                           0                     0                    0
                                                 ---------               --------             --------
Net cash at end of period                        $       0               $     0              $     0
                                                 =========               ========             ========

               See notes to financial statements

                 NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            December 31, 2003

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

     The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opionion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements for the year ended
June 30, 2003 and the notes thereto included in the Company's Annual Report on Form 10-K.

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


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

               Twelve months ending December 31,
               ---------------------------
               2004                              $  32,000
               2005                              $  32,000
               2006                              $  32,000
               2007                              $  32,000
               2008                              $  32,000




Note 4 - Long Term Credit Facility, Related Party

     The credit facility consists of a $250,000 revolving line of credit, which is fully drawn, and an approved overdraft on that line of $49,145, issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the bankruptcy Plan of Reorganization. The line of credit has been used to pay the Company's obligations through November 22, 2002, the Effective Date of the Plan of Reorganization, including the allowed administrative expenses, accounting, legal and related expenses. The line of credit bears interest at prime plus 2%, payable monthly. It is due
October 31, 2007. Accrued interest on the credit facility as of December 31, 2003 totalled $18,603.

Note 5 - Income Taxes

     At December 31, 2003 the Company had net operating loss carryforwards of approximately $19 million for federal tax purposes, which expire from 2012 to 2015. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. At December 31, 2003, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $6.5 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

Note 7 - Legal Proceedings

     The Company has an unliquidated claim against Randy Black Sr. ("Black"), the former receiver of the Company appointed by the Bankruptcy Court during the Chapter 11 Proceeding, and related entities. The Company alleges, inter alia, that Black violated antitrust laws and his fiduciary responsibility to the Company by using confidential information obtained in connection with his duties as receiver to evaluate and consummate a transaction which lead to the foreclosure by Black on the Company's former gaming property located in Mesquite, Nevada.

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

The Company's Bankruptcy Plan of Reorganization became effective November 22, 2002. The Company is in the process of completing the steps outlined in the Plan to obtain a final decree and formally emerge from the oversight of the Bankruptcy Court.

The Company has no current operations, and is seeking to acquire a new business (operating company), or offer iself as a merger vehicle for a company that may desire to go public through merger rather than through its own public stock offering.

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

      The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

                   NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

(b) Changes in Internal Controls

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II - OTHER INFORMATION

Item 1.	Litigation.

      The Company has an unliquidated claim against Randy Black Sr. ("Black"), the former receiver of the Company appointed by the Bankruptcy Court during the Chapter 11 Proceeding, and Virgin River Casino Corporation (see Note 7 to Financial Statements).

Item 3.     Defaults on Senior Securities

      As of December 31, 2003, the Company was $18,603 in arrears in its interest payments to W/F Investment Corp under the terms of the loans from W/F Investment Corp (see Note 4 to Financial Statements).

Item 6.(b) Exhibits and Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the quarter ended December 31, 2003.

     	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVSTAR GAMING AND ENTERTAINMENT CORP

                                            /s/ William O. Fleischman
Date:   January 31, 2004                        William O. Fleischman
                                                Chief Executive Officer and
                                                Chief Financial Officer

Exhibit 31

Exhibit 32