Form 10-Q
period 2004-03-31
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2004-05-12
CIK 1006384

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2004.

Common Stock $.01 par value                           50,715,008
        (Class)                                    (Number of shares)

                        NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at March 31, 2004 and
                 June 30, 2003                                             3

              Statements of Operations for the three months and
              nine months ended March 31, 2004 and for the
              three months ended March 31, 2003 and for the
              period from November 22, 2002 (Inception of the
              Development Stage) through March 31, 2003 and
              the period November 22, 2002 through March 31, 2004          4

              Statements of Cash Flows for the nine months
              ended March 31, 2004, for the period from
              November 22, 2002 (Inception of the Development
              Stage) through March 31, 2003 and for the
              the period November 22, 2002 through March 31, 2004          5

              Notes to Unaudited Financial Statements                      6

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk

   Item 4.    Controls and Procedures

PART II.      OTHER INFORMATION                                           10

Item 1.    Litigation                                                     11

Item 3.    Defaults on Senior Securities                                  11

Item 4.    Exhibits and Reports on Form 8-K                               11

Signature Page                                                            11

Exhibit 31     Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002


Exhibit 32     Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


          NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         BALANCE SHEETS

                                                      MARCH 31,    JUNE 30,
                                                        2004         2003
                                                    (Unaudited)    (audited)
                             ASSETS


      Current Assets                                  $  -          $  -
                                                        ------       ------

                 Total Assets                         $  -          $  -
                                                        ======       ======

                LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Liabilities

        Accounts payable and accrued liabilities      $ 52,548      $ 57,996
        Accrued interest                                28,685        15,767
	  Current portion of long-term debt - Note 3      32,000           -
                                                        ------        ------

             Total Current Liabilities               $ 113,233      $ 73,763

     Long Term Liabilities

        Pre-petition tax liabilities - Note 3         $161,858      $194,858
        Long-term credit facility, related
         party - Note 4                                318,680       261,915
                                                       -------       -------
             Total Liabilities                        $593,771      $530,536

     Shareholders' Equity (Deficit)
	  Common Stock $.01 par value,
          126,396,450 shares authorized,
          50,715,008 issued and outstanding           $507,150      $507,150
        Accumulated deficit, prior to development
          state - Note 6                            (1,001,679)   (1,001,679)

            Accumulated deficit-development stage      (99,242)      (36,007)

                                                     ----------    ----------
          Total Shareholders' Deficit                $(593,771)    $(530,536)

            Total Liabilities and
              Shareholders' Deficit                  $     -       $    -
                                                       ========      ========


                    See notes to financial statments.

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                     STATEMENTS OF OPERATIONS
                         (Unaudited)

                    For the three       For the three         For the nine       For the period from    For the period from
                     months ended        months ended          months ended        November 22, 2002      November 22, 2002
                    March 31, 2004      March 31, 2003        March 31, 2004      (Inception of the       to March 31, 2004
                                                                                  development stage)
                                                                                   to March 31, 2003

Revenue               $ -                $ -                  $ -                  $ -                      $ -

                       --------           --------            --------              --------                ---------

Expenses
   General and
   administrative     $ 10,535           $ 14,629             $  42,316            $  28,443                $  82,556
                       --------          --------             ---------             ---------                ---------
Operating loss        $(10,535)          $ 14,629             $ (42,316)           $ (28,443)               $ (82,556)

   Other income          --                  --                    --                   --                     20,000
   Interest expense      7,180              7,000                20,919                7,000                   36,686
                      --------           --------              --------             ---------                ---------

Net Loss              $(17,715)          $(21,629)             $(63,235)           $ (35,443)               $ (99,242)
                      =========          =========             =========           ==========                ==========


Basic and diluted
 loss per share         $0.00               $0.00                 $0.00                $0.00                    $0.00

Weighted average
  shares outstanding 50,715,008          50,715,008           50,715,008           50,715,008               50,715,008





                    See notes to financial statements

             NEVSTAR GAMING AND ENTERTAINMENT CORP
                    STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                            For the nine       For the period from      For the period from
                                            months ended        November 22, 2002         November 22, 2002
                                            March 31, 2004      (Inception of the         to March 31, 2004
                                                            of the development stage)
                                                                 to March 31, 2003

OPERATING ACTIVITIES
   Net Loss                                     $  (63,235)          $  (35,443)           $  (99,242)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
          Changes in assets and liabilities:
                   Accounts payable                 (5,448)               6,396               (25,498)
                   Accrued interest                 12,918                 --                  28,685
                   Pre-petition tax liabilities     (1,000)                                    (1,000)
                                                   --------             -------              ---------
Net cash used by by operating activities           (56,765)             (29,047)              (97,055)

FINANCING ACTIVITIES
    Cash provided by long-term debt                 56,765               29,047                97,055
                                                   -------               -------              --------
Net cash for the period                                  0                    0                     0

Net cash a beginning of period                           0                    0                     0
                                                 ---------               --------             --------
Net cash at end of period                        $       0            $       0             $       0
                                                 =========               ========             ========

               See notes to financial statements

                 NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              March 31, 2004

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

     The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opionion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended
March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements for the year ended June 30, 2003 and the notes thereto included in the Company's Annual Report on Form 10-K.

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                   March 31, 2004


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

Note 3 - Pre-petition Tax Liabilities

    Pre-petition tax liabilities consist of $193,858 payable to the Nevada Department of Taxation and the Nevada Gaming Authority. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments commencing January, 2004 and ending September, 2009. Payments due on these liabilities during the next five years are as follows:

               Twelve months ending March 31,
               ---------------------------
               2005                              $  32,000
               2006                              $  32,000
               2007                              $  32,000
               2008                              $  32,000
               2009                              $  32,000




Note 4 - Long Term Credit Facility, Related Party

     The credit facility consists of a $250,000 revolving line of credit, which is fully drawn, and an approved overdraft on that line of $68,680, issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the bankruptcy Plan of Reorganization. The line of credit has been used to pay the Company's obligations through November 22, 2002, the Effective Date of the Plan of Reorganization, including the allowed administrative expenses, accounting, legal and related expenses. The line of credit bears interest at prime plus 2%, payable monthly. It is due October 31, 2007. Accrued interest on the credit facility as of March 31, 2004 totalled $23,329.

Note 5 - Income Taxes

     The Company has been unable to file federal income returns for the periods during which it operated the Mesquite Star Hotel and Casino due to its inability to gather sufficient financial information to prepare accurate returns. The Internal Revenue Service has communicated that it does not have the authority to waive the filing of these returns, however, it will not take further action against the Company. The result of this failure to file will be that the Company will not be able to estabish net operating loss carryforwards that could be used to offset future income tax liabilities. The Company had previously recorded a valuation allowance equal to the amount of the anticipated net operating loss carryforward, therefore there is no impact on the reported financial condition of the Company.

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

Note 7 - Legal Proceedings

     The Company has an unliquidated claim against Randy Black Sr. ("Black"), the former receiver of the Company appointed by the Bankruptcy Court during the Chapter 11 Proceeding, and related entities. The Company alleges, inter alia, that Black violated antitrust laws and his fiduciary responsibility to the Company by using confidential information obtained in connection with his duties as receiver to evaluate and consummate a transaction which lead to the foreclosure by Black on the Company's former gaming property located in Mesquite, Nevada. Black also owns four of the five casino properties located in Mesquite.

                NEVSTAR GAMING AND ENTERTAINMENT CORP
              Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Unaudited)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
                        OF 1995

This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: (a) the Company does not generate any revenue, and has a net capital deficiency which may impair its ability to continue as a going concern; (b)the ability of the Company to find a merger candidate or other business opportunity to bring profitable business operations into the Company;
(c) the absence of an active public trading market for the Company's common stock; and (d) the Company does not have sufficient funds available on its line of credit to meet its current obligations.

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

Item 3.   Defaults on Senior Securities

      As of March 31, 2004, the Company was $23,329 in arrears in its interest payments to W/F Investment Corp under the terms of the loans from W/F Investment Corp (see Note 4 to Financial Statements).

Item 6.(b) Exhibits and Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the quarter ended March 31, 2004.

     	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVSTAR GAMING AND ENTERTAINMENT CORP

                                            /s/ William O. Fleischman
Date:   May 10, 2004                            William O. Fleischman
                                                Chief Executive Officer and
                                                Chief Financial Officer

Exhibit 31

Exhibit 32