Form 10-K
period 2004-06-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2004-09-23
CIK 1006384

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
         For the fiscal year ended June 30, 2004
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 13, 2004 was $101,430 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

50,715,008 shares of registrant's Common Stock, $.01 par value, were outstanding on September 13, 2004.

             NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                CONTENTS

                                                                Page


PART I

Item 1.     BUSINESS                                              3

Item 2.     PROPERTIES                                            4

Item 3.     LEGAL PROCEEDINGS                                     4

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   4

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                       4

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA                  5

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                            7

Item 7a     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                           8

Item 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                    9

Item 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
            DISCLOSURES                                          18

Item 9A.    CONTROLS AND PROCEDURES                              18

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT                                           18

Item 11.    EXECUTIVE COMPENSATION                               18

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       19

Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                         19

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES               20

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K                              20


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

During 2002, the SEC was apprised of the Company's deficiencies, and a report was filed on Form 8-K dated September 30, 2002 summarizing the events which had occurred during the period since its last reporting. No reports on Form 10-K will be filed by the Company for the periods ended June 30, 1999, 2000, 2001, 2002, and the interim period ended November 22, 2002. Certain comparative financial reporting required to be disclosed on this Form 10-K has been ommitted because of this lack of Company financial data.

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

On February 20, 2002, the Bankruptcy Court issued an order confirming the Plan of Reorganization.

On November 22, 2002 the Plan of Reorganization became effective. The Company issued 15,141,674 shares of common stock to holders of unsecured claims;156,428 shares of common stock to certain administrative claimants and to a previously secured claim holder, and 27,807,219 shares of common stock to the Plan Proponents. The 7,583,687 shares of Common Stock that were previously outstanding were retained by the holders of those shares. There are a total of 50,715,008 shares of common Stock outstanding after the issuance of shares under the Plan of Reorganization. The Plan of Reorganization authorized a reverse split of the Common Stock, which it is anticipated will be implemented concurrently with the Company's acquisition of a business opportunity.

The Company is in the process of completing the administrative procedures, which include the acquisition of an operating entity, to allow it to formally emerge from the oversight of the Bankruptcy Court.

The Company does not currently have any operations.

            NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Employees. 	The Company had no employees at September 13, 2004.  The Company is
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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter (ending June 30, 2004) of fiscal 2003.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the over-the-counter market under the symbol "NVST". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

        Period                                                     High  Low
        ------                                                     ----  ----
Calendar 2003
      1st Quarter................................................ .001   .001
      2nd Quarter................................................ .001   .001
      3rd Quarter................................................ .001   .001
      4th Quarter................................................ .001   .001

Calendar 2004
      1st Quarter................................................ .001   .001
      2nd Quarter................................................ .001   .001

                NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

As of September 13, 2004, there were approximately 671 beneficial owners of 50,715,008 outstanding shares of the Company's common stock, held by approximately 671 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Financial Data

                                 Year ended               Period November 22, 2002
                               June 30, 2004               through June 30, 2003
----------------          ------------------------       --------------------------
Revenues                        $         0                     $       0
Net loss                           ($78,612)                      (36,007)
Total assets                              0                             0
Long-term debt                      491,878                       456,773
Net loss per
 share of common stock                (0.00)                        (0.00)

                            NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                 SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                          Quarter ended        Quarter ended     Quarter ended     Quarter ended
                        September 30, 2003   December 31, 2003   March 31, 2004     June 30, 2004
                         ---------------     ---------------    ---------------    ---------------
Revenues                     $  --                $  --              $  --              $ --
Expenses:
General and
 administrative                11,392              20,389             10,535              7,918
                              ------               ------             ------             -------

Operating loss                (11,392)            (20,389)           (10,535)            (7,918)

Other income                    --                    --                --                  --
Interest expense                6,686               7,053              7,180              7,459
                             --------             --------            -------            -------
Net income(loss)             ($18,078)           ($27,442)          ($17,715)          ($15,377)
                             =========           =========          =========          =========
Net income(loss) per
  share of common stock       ($0.00)              ($0.00)            ($0.00)           ($0.00)
Weighted average number
  of shares outstanding   50,715,008            50,715,008         50,715,008        50,715,008

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its obligations through a credit facility consisting of a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the Bankruptcy Plan of Reorganization. The Company currently owes $322,020 plus accrued interest of $28,334 on this line of credit. There is no assurance that W/F Investment Corp will continue to fund the Company's obligations as they become due, and the Company has no current operations to provide funds, nor does it have sufficient credit-worthiness or unpledged assets to seek other loans.

STOCK OPTIONS

The Company has no stock option plan, and there are currently no stock options outstanding.

               NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Results of Operations

Fiscal 2003 and 2003

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

                NEVSTAR GAMING AND ENTERTAINMENT CORPORATION


Item 8 - Financial Statements and Supplementary Data

       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page

Independent Auditors' Report                                         10

Balance Sheets at
June 30, 2004 and 2003                                               11

Statement of Operations for the Year Ended June 30, 2004,
for Period November 22, 2002 through June 30, 2003, and for
the Period November 22, 2002 through June 30, 2004                   12

Statement of Cash Flows for the Year Ended June 30, 2004,
for Period November 22, 2002 through June 30, 2003, and for
the Period November 22, 2002 through June 30, 2004                   13

Statement of Shareholders' Deficit for for
Period November 22, 2002 through June 30, 2004                       14

Notes to Financial Statements                                        15




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Nevstar Gaming and Entertainment Corporation

We have audited the accompanying balance sheets of Nevstar Gaming and Entertainment Corporation(the "Company") as of June 30, 2004 and
June 30, 2003 and the related statements of operations, shareholders' deficit and cash flows for the year ended June 30, 2004, for the period from November 22, 2002 through June 30, 2003, and for the period from November 22, 2002 through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevstar Gaming and Entertainment Corporation as of June 30, 2004 and June 30, 2003, and the results of its operations and its cash flows for the year ended June 30, 2004, for the period from November 22, 2002 through June 30, 2003, and for the period November 22, 2002 through June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
September 13, 2004

                NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                              BALANCE SHEETS

                                                    June 30,     June 30,
                                                      2004         2003
	                            ASSETS

Current Assets                                       $  --       $  --
                                                      ------      ------

        Total assets                                 $  --       $  --


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                   $57,086     $57,996
  Accrued interest                                    28,184      15,767
  Current portion of long-term debt - Note 3          32,000        -
                                                     -------      ------

         Total current liabilities                  $117,270     $73,763

Long Term Liabilities

  Pre-petition tax liabilities - net of current
     portion -  Note 3                              $161,858    $194,858
  Long-term credit facility-related party - Note 4   330,020    $261,915
                                                    --------    --------

         Total Liabilities                          $609,148    $530,536

Shareholders' Equity (deficit)

  Common stock $.01 par value; 126,396,450
   shares authorized; 50,715,008 shares issued
   and outstanding                                   507,150     507,150
  Accumulated deficit, prior to development
   stage - Note 6                                 (1,001,679) (1,001,679)
  Accumulated deficit, during development stage     (114,619)    (36,007)
                                                 ------------ ------------

Total shareholders' equity (deficit)                (609,148)   (530,536)
                                                  -----------  -----------

                                                    $  --        $  --
                                                  ===========  ===========

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         STATEMENT OF OPERATIONS

                          For the year ended   For the period from   For the period from
                             June 30, 2004      November 22, 2002     November 22, 2002
                                                (Inception of the     (Inception of the
                                                development stage)    development stage)
                                                 to June 30, 2003      to June 30, 2004
Revenue

                                $   -               $  -                  $  -

Expenses
   General and administrative    50,234               40,240                90,474
                                -------              -------               -------

Other income - Note 7               -                 20,000                20,000
Interest expense                 28,378               15,767                44,145
                                -------              -------               -------
Net loss                       ($78,612)            ($36,007)            ($114,619)
                                ========            =========            ==========

Basic and diluted income
   (loss) per share:

Loss from continuing
  operations                    ($0.00)              ($0.00)               ($0.00)
                                -------              -------               -------
Net income (loss)               ($0.00)              ($0.00)               ($0.00)
                                =======              =======               =======

Weighted average shares
  outstanding                 50,715,008           50,715,008            50,715,008

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         STATEMENT OF CASH FLOWS



                                        For the year ended   For the period from   For the period from
                                          June 30, 2004      November 22, 2002      November 22, 2002
                                                             (Inception of the      (Inception of the
                                                              development stage)     development stage)
                                                              to June 30, 2003       to June 30, 2004

OPERATING ACTIVITIES
   Net loss                                     ($78,612)          ($36,007)            ($114,619)
      Adjustments to reconcile
       net(loss) to net cash used
       in operating activities:
      Changes in assets and liabilities:
   Accounts payable                                 (910)           (20,050)              (20,960)
   Accrued interest                               12,417             15,767                28,184
                                                ---------          ---------             ---------
Net cash used in operating activities            (67,105)           (40,290)             (107,395)

FINANCING ACTIVITIES

    Cash provided by long-term debt               67,105             40,290               107,395
                                                ---------          ---------             ----------

Net cash for the period                               $0                 $0                    $0

Net cash at beginning of period                        0                  0                     0

                                                ---------          ---------              ---------
Net cash at end of period                             $0                 $0                    $0
                                                =========          =========              =========


Cash payments:
    Interest                                     $16,000                 $0               $16,000
    Taxes                                             $0                 $0                    $0

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                     NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         STATEMENT OF SHAREHOLDERS' EQUITY

                            Number of    Common      Accumulated      Accumulated       Total
                              Shares      Stock     Deficit, prior      Deficit      Shareholders'
                                                    to development    development      Deficit
                                                        stage            stage

Balance at
  November 22, 2002         50,715,008   $507,150   $(1,001,679)      $  ---        $(494,529)
Net loss for the year
  ended June 30, 2003            --          --          --           $(36,007)       (36,007)
                            ----------   -------     -----------      ---------      ----------
Balance at
  June 30, 2003             50,715,008   $507,150   $(1,001,679)      $(36,007)     $(530,536)

Net loss for the year
   ended June 30, 2004           --          --          --           $(78,612)       (78,612)
                            ----------   -------     -----------      ---------      ----------
Balance at
  June 30, 2003             50,715,008   $507,150   $(1,001,679)     $(114,619)     $(609,148)




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

               Fiscal Year Ending June 30,
               ---------------------------

               2005                              $32,000
               2006                              $32,000
               2007                              $32,000
               2008                              $32,000
               2009                              $32,000


Note 4 - Long Term Credit Facility, Related Party

     The credit facility consists of $330,020 outstanding on a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the Bankruptcy Plan of Reorganization. The line of credit has been used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The line of credit bears interest at prime plus 2%, payable monthly. It is due October 31, 2007. Accrued interest on the credit facility totalled $28,334 as of June 30, 2004.

                          See independent auditors' report.

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


Note 5 - Income Taxes

     At June 30, 2004 the Company had net operating loss carryforwards of approximately $1.1 million for federal tax purposes, which expire from 2012 to 2015. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. At June 30, 2004, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $375,000. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Item 9 - Changes In and Disagreements with Accountants on Accounting or Financial Disclosure

As reported on Form 8-K dated December 3, 2002, on November 25, 2002 the Company engaged Rose, Snyder & Jacobs ("Rose Snyder") as the Company's independent auditors and for other independent accounting and tax-related services on an ongoing basis, to replace the firm of Piercy Bowler Taylor
& Kern, who were dismissed as auditors of the Company.  Piercy Bowler
Taylor & Kern were engaged on March 18, 2002 and did not issue any reports on the Company's financial statements. In connection with the audit of the Company's financial statements during the interim period of Piercy Bowler Taylor and Kern's engagement, there were no disagreements with Piercy Bowler Taylor and Kern on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedures.

Item 9A - Controls and Procedures

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

The following table provides certain information as of September 13, 2004 for each director and executive officer of the Company:

Name                      Age          Position with the Company

William O. Fleischman      59   Chairman of the Board, Chief Executive and
                                Chief Financial Officer
Douglas Hrdlicka           61   Director, Secretary

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

Item 11 - Executive Compensation

Compensation of Directors and Executive Officers

The Executive Officers and Directors of the Company received no compensation during fiscal 2001, 2002 and 2003.

Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect (1) to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of September 13, 2004 and (2)shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned beneficially by all directors, nominees and officers as a group as of September 13, 2004.


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

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Item 14 - Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed for each of the last two fiscal years for professional services rendered by Piercy, Bowler, Taylor and Kern, the Company's former principal accountant, and Rose, Synder
& Jacobs, the Company's principal accountant, for the audit of the Company's annual financial statements and review of the financials statements included in the Company's Form 10-Q are as follows:


Accounting Firm                 Billings for the                Billings for the
                               Fiscal Year Ended               Fiscal Year Ended
                                  June 30, 2003                   June 30, 2004

Piercy Bowler Taylor & Kerns         $13,452                         $  -
Rose, Snyder & Jacobs                $12,500                         $14,500


(2) Audit-Related Fees - No other Audit-Related fees were billed in the last two fiscal years.

(3) Tax Fees  - No tax fees were billed in the last two fiscal years.

(4) All Other Fees  - No other fees were billed in the last two fiscal years.

(5) Prior the engagement of Rose, Snyder & Jacobs as the Company's independent auditors, the Company's Board of Directors, acting as the Audit Committee, approved the engagement and determined that Rose, Snyder & Jacobs was qualified and independent in both fact and appearance. The Board of Directors conducted a review of fees and compensation arrangements, prior or current business relationships and other services performed by Rose, Snyder & Jacobs for the Company in making this determination.


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
99.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
             of 2002.


(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

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

Dated:        September 13, 2004

                         NEVSTAR GAMING AND ENTERTAINMENT CORP

                                               By: S/William O. Fleischman
                                               William O. Fleischman
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Nevstar Gaming & Entertainment Corp., on behalf of the Company, in the capacities and in the dates indicated.


                             Chairman of the Board, Chief Executive and
                             Chief Financial Officer
September 13, 2004                             By: /s/William O. Fleischman
                                                   William O. Flieschman

                             Director and Secretary
Septebmer 13, 2004                             By: /s/Douglas Hrdlicka
                                                   Douglas Hrdlicka