Form 10-Q
period 2004-09-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2004-11-12
CIK 1006384

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q

[Mark one]
[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2004.

Common Stock $.01 par value                           50,715,008
        (Class)                                    (Number of shares)

                        NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at September 30, 2004 and
                June 30, 2004                                              3

              Statements of Operations for the Three Months
                ended September 30, 2004 and 2003 and for the
                period from November 22, 2002(Inception of the
                Development Stage) through September 30, 2004              4

              Statements of Cash Flows for the Three Months
                ended September 30, 2003 and 2004 and for the
                period from November 22, 2002 (Inception of the
                Development Stage) through September 30, 2004              5

              Notes to Unaudited Financial Statements                      6

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk

   Item 4.    Controls and Procedures

PART II.      OTHER INFORMATION                                           10

Item 1.    Litigation                                                     11

Item 3.    Defaults on Senior Securities                                  11

Item 4.    Exhibits and Reports on Form 8-K                               11

Signature Page                                                            11

Exhibit 31     Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002


Exhibit 32     Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


          NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         BALANCE SHEETS

                                                SEPTEMBER 30,      JUNE 30,
                                                    2004             2004
                                                (Unaudited)       (audited)
                             ASSETS


      Current Assets                               $  -           $  -
                                                   --------       --------

                 Total Assets                      $   -          $  -
                                                   ========       ========

                LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Liabilities

        Accounts payable and accrued liabilities   $ 62,311       $ 57,086
        Accrued interest                             33,924         28,184
        Current portion of long-term debt - Note 3   32,000         32,000
                                                   --------       --------

             Total Current Liabilities             $128,235       $117,270

     Long Term Liabilities

        Pre-petition tax liabilities - Note 3      $153,858       $161,858
        Long-term credit facility, related
         party - Note 4                             345,412        330,020
                                                   --------       --------
             Total Liabilities                     $627,505       $609,148

     Shareholders' Equity (Deficit)
	  Common Stock $.01 par value,
          126,396,450 shares authorized,
          50,715,008 issued and outstanding        $507,150       $507,150
        Accumulated deficit, prior to development
          state - Note 6                         (1,001,679)    (1,001,679)

          Accumulated deficit-development stage    (132,976)      (114,619)

                                                  ----------     ----------
          Total Shareholders' Deficit             $(627,505)     $(609,148)

            Total Liabilities and
              Shareholders' Deficit               $   -          $    -
                                                  ==========     ==========


                         See notes to financial statments.

                           NEVSTAR GAMING AND ENTERTAINMENT CORP
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                      For the three     For the three     For the period from
                       months ended      months ended      November 22, 2002
                   September 30, 2004 September 30, 2003   (inception of the
                                                           development stage)
                                                         to September 30, 2004

Revenue               $   -                 $  -                  $   -
                      ---------             ---------             ----------


Expenses
   General and
     administrative   $ 10,353              $ 11,392              $ 100,827
                      ---------             ---------             ----------

Operating loss        $(10,353)             $(11,392)             $(100,827)

   Other income           -                     -                    20,000
   Interest expense     (8,004)               (6,686)               (52,149)
                      ---------             ---------             ----------

Net Loss              $(18,357)             $(18,078)             $(132,976)
                      =========             =========             ==========

Basic and diluted
 loss per share          $0.00                 $0.00                  $0.00

Weighted average
 shares outstanding   50,715,008            50,715,008            50,715,008




                            See notes to financial statements

                      NEVSTAR GAMING AND ENTERTAINMENT CORP
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                      For the three     For the three      For the period from
                       months ended      months ended       November 22, 2002
                   September 30, 2004 September 30, 2003   (inception of the
                                                            development stage)
                                                          to September 30, 2004

OPERATING ACTIVITIES
   Net Loss              $(18,357)         $ (18,078)         $ (132,976)
   Adjustments to
    reconcile net loss
    to net cash used
    in operating
    activities:
    Changes in assets
      and liabilities:
       Accounts payable     5,225                349             (15,735)
       Accrued interest     5,740              6,686              33,924
                         ---------           ---------          ---------
Net cash used by
    operating activities $ (7,392)           $(11,043)         $(114,787)

FINANCING ACTIVITIES
    Cash provided by
     long-term debt      $ 15,392             $11,043           $122,787
    Repayment of
     long-term debt        (8,000)                -               (8,000)
                         --------            ---------          ---------
Net cash provided by
    financing activities $  7,392             $11,043           $114,787

Net cash for the period         0                   0                  0

Net cash a beginning
  of period                     0                   0                  0
                         ---------            --------          --------
Net cash at end
  of period              $      0             $     0           $      0
                         ========             ========          ========

               See notes to financial statements

                     NEVSTAR GAMING AND ENTERTAINMENT C  ORPORATION
                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2004


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

Note 3 - Pre-petition Tax Liabilities

    Pre-petition tax liabilities consist of $185,858 payable to the Nevada Department of Taxation and the Nevada Gaming Authority. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments ending September, 2009. Payments due on these liabilities during the next five years are as follows:

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


Note 4 - Long Term Credit Facility, Related Party

     The credit facility consists of $345,412 outstanding on a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the Bankruptcy Plan of Reorganization. The line of credit has been used to pay the Company's obligations. The line of credit bears interest at prime plus 2%, payable monthly. It is due October 31, 2007. Accrued interest on the credit facility totalled $33,924 as of September 30, 2004.

                   NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2004


Note 5 - Income Taxes

     At September 30, 2004 the Company had net operating loss carryforwards of approximately $1.1 million for federal tax purposes, which expire from 2012 to 2015. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. At June 30, 2004, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $375,000. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

Item 3.     Defaults on Senior Securities

      As of September 30, 2004, the Company was $33,924 in arrears in its interest payments to W/F Investment Corp and had overdrawn its line of credit by $95,412 under the terms of the loan from W/F Investment Corp (see Note 4 to Financial Statements).

Item 6.(b) Exhibits and Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the quarter ended September 30, 2004.

     	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVSTAR GAMING AND ENTERTAINMENT CORP

                                            /s/ William O. Fleischman
Date:   October 31, 2004                        William O. Fleischman
                                                Chief Executive Officer and
                                                Chief Financial Officer


Exhibit 31     Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32     Certifications Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002