Form 10-Q
period 2004-12-31
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2005-02-08
CIK 1006384

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q

[Mark one]
[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 5, 2005.

Common Stock $.01 par value                           50,715,008
        (Class)                                    (Number of shares)

                        NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at December 31, 2004 and
                June 30, 2004                                              3

              Statements of Operations for the three months and
              six months ended December 31, 2004  and 2003, and
              for the period from November 22, 2002 (Inception of the
              Development Stage) through December 31, 2004                 4

              Statements of Cash Flows for the six months
              ended December 31, 2004 and 2003, for the period from
              November 22, 2002 (Inception of the Development
              Stage) through December 31, 2004                             5


              Notes to Unaudited Financial Statements                      6

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk

   Item 4.    Controls and Procedures

PART II.      OTHER INFORMATION                                           10

Item 1.    Litigation                                                     11

Item 3.    Defaults on Senior Securities                                  11

Item 4.    Exhibits and Reports on Form 8-K                               11

Signature Page                                                            11

Exhibit 31     Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002


Exhibit 32     Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


          NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         BALANCE SHEETS

                                                December 31,       JUNE 30,
                                                    2004             2004
                                                (Unaudited)        (audited)
                             ASSETS


      Current Assets                               $  -           $  -
                                                   --------       --------

                 Total Assets                      $   -          $  -
                                                   ========       ========

                LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Liabilities

        Accounts payable and accrued liabilities   $ 52,547       $ 57,086
        Accrued interest                             44,629         28,184
        Current portion of long-term debt - Note 3   35,000         32,000
                                                   --------       --------

             Total Current Liabilities             $132,176       $117,270

     Long Term Liabilities

        Pre-petition tax liabilities - Note 3      $144,858       $161,858
        Long-term credit facility, related
         party - Note 4                             362,161        330,020
                                                   --------       --------
             Total Liabilities                     $639,195       $609,148

     Shareholders' Equity (Deficit)
	  Common Stock $.01 par value,
          126,396,450 shares authorized,
          50,715,008 issued and outstanding        $507,150       $507,150
        Accumulated deficit, prior to development
          state - Note 6                         (1,001,679)    (1,001,679)

          Accumulated deficit-development stage    (144,666)      (114,619)

                                                  ----------     ----------
          Total Shareholders' Deficit             $(639,195)     $(609,148)

            Total Liabilities and
              Shareholders' Deficit               $   -          $    -
                                                  ==========     ==========


                         See notes to financial statments.

                           NEVSTAR GAMING AND ENTERTAINMENT CORP
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                For the three   For the six   For the three   For the six    For the period
                 months ended   months ended   months ended  months ended   from November 22,
                 December 31,   December 31,   December 31,   December 31,        2002
                     2004           2004           2003           2003      (inception of the
                                                                           development stage)
                                                                            to December 31,
                                                                                 2004
Revenue             $   -          $  -           $   -          $   -         $   -
                    ---------      --------       ---------      ---------     ---------


Expenses
  General and
   administrative   $ 3,250        $ 13,603       $ 20,389      $ 31,781       $104,077
                    --------       ---------      ---------     ---------      ---------

Operating loss      $(3,250)       $(13,603)      $(20,389)     $(31,781)      $(104,077)

   Other income         -               -              -             -            20,000
   Interest expense  (8,440)        (16,444)        (7,053)      (13,739)        (60,589)
                    ---------      ---------      ---------     ---------      ----------

Net Loss           $(11,694)       $(30,047)      $(27,442)     $(45,520)      $(144,666)
                   =========       =========      =========     =========      ==========

Basic and diluted
 loss per share      $0.00           $0.00          $0.00         $0.00          $0.00

Weighted average
 shares
 outstanding      50,715,008      50,715,008      50,715,008      50,715,008  50,715,008




                            See notes to financial statements

                      NEVSTAR GAMING AND ENTERTAINMENT CORP
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                      For the six     For the six     For the period
                     months ended    months ended    from November 22,
                      December 31,     December 31,        2002
                          2004            2003      (inception of the
                                                     development stage)
                                                      to December 31,
                                                            2004

OPERATING ACTIVITIES
   Net Loss              $(30,047)     $(45,520)        $(144,666)
   Adjustments to
    reconcile net loss
    to net cash used
    in operating
    activities:
    Changes in assets
      and liabilities:
       Accounts payable    (4,539)       (5,449)          (25,499)
       Accrued interest    16,445        13,739            44,629
                         --------       ---------        ---------
Net cash used by
    operating activities $(18,141)     $(37,230)        $(125,536)

FINANCING ACTIVITIES
    Cash provided by
     long-term debt      $ 32,141       $37,230          $139,536
    Repayment of
     long-term debt       (14,000)         -              (14,000)
                         --------      ---------         ---------
Net cash provided by
    financing activities $ 18,141       $37,230          $125,536

Net cash for the period         0             0                 0

Net cash a beginning
  of period                     0             0                 0
                         ---------      --------          --------
Net cash at end
  of period              $      0       $     0          $      0
                         =========      ========          ========

               See notes to financial statements

                     NEVSTAR GAMING AND ENTERTAINMENT C  ORPORATION
                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

Note 1 - General and Bankruptcy Proceedings

	As contemplated by the Securities and Exchange Commission under
Item 310(b) of Regulations S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of those to be expected for the full year.

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

     The Company is endeavoring to complete the administrative procedures, which include the acquisition of an operating entity, to allow it to formally emerge from the oversight of the Bankruptcy Court.

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

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

Note 3 - Pre-petition Tax Liabilities

    Pre-petition tax liabilities consist of $179,858 payable to the Nevada Department of Taxation and the Nevada Gaming Authority. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments ending September, 2009. Accrued and unpaid interest was $4,512 at December 31, 2004. Payments due on these liabilities during the next five years are as follows:

               For the 12 months ending December 31,
               -------------------------------------

               2005                              $35,000
               2006                              $32,000
               2007                              $32,000
               2008                              $32,000
               2009                              $32,000


Note 4 - Long Term Credit Facility, Related Party

     The credit facility consists of a $250,000 revolving line of credit, which is fully drawn, and an approved overdraft on that line of $112,161 issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the Bankruptcy Plan of Reorganization. The line of credit has been used to pay the Company's obligations. The line of credit bears interest at prime plus 2%, payable monthly. It is due October 31, 2007. Accrued interest on the credit facility totalled $40,116 as of December 31, 2004.

                   NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2004


Note 5 - Income Taxes

     At December 31, 2004 the Company had net operating loss carryforwards of approximately $1.1 million for federal tax purposes, which expire from 2012 to 2015. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. At June 30, 2004, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $375,000. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

The Company's Bankruptcy Plan of Reorganization became effective November 22, 2002. The Company is endeavoring to complete the administrative procedures to allow it to formally emerge from the oversight of the Bankruptcy Court.

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

Item 3.     Defaults on Senior Securities

      As of December 31, 2004, the Company was $40,116 in arrears in its interest payments to W/F Investment Corp and had overdrawn its line of credit by $112,161 under the terms of the loan from W/F Investment Corp (see Note 4 to Financial Statements).

Item 6.(b) Exhibits and Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the quarter ended December 31, 2004.

     	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVSTAR GAMING AND ENTERTAINMENT CORP

                                            /s/ William O. Fleischman
Date:   January 31, 2005                        William O. Fleischman
                                                Chief Executive Officer and
                                                Chief Financial Officer


Exhibit 31     Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32     Certifications Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002