Form 10-K
period 2005-06-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2005-09-13
CIK 1006384

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
         For the fiscal year ended June 30, 2005
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 8, 2005 was $101,430 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

50,715,008 shares of registrant's Common Stock, $.01 par value, were outstanding on September 8, 2005.

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

On September 6, 2005, a final decree was issued by the Bankruptcy Court, formally ending the Bankrupcty proceedings.

The Company does not currently have any operations.

            NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Employees. 	The Company had no employees at September 12, 2005.  The Company is
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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter (ending June 30, 2005) of fiscal 2004.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the over-the-counter market under the symbol "NVST". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

        Period                                                     High  Low
        ------                                                     ----  ----
Calendar 2004
      1st Quarter................................................ .001   .001
      2nd Quarter................................................ .001   .001
      3rd Quarter................................................ .001   .001
      4th Quarter................................................ .001   .001

Calendar 2005
      1st Quarter................................................ .001   .001
      2nd Quarter................................................ .001   .001

                NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

As of September 12, 2005, there were approximately 671 beneficial owners of 50,715,008 outstanding shares of the Company's common stock, held by approximately 671 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Financial Data

                                 Year ended                      Year ended
                               June 30, 2005                   June 30, 2004
----------------          ------------------------       --------------------------
Revenues                        $         0                     $       0
Net loss                        $  ($57,618)                    $ (78,612)
Total assets                    $         0                     $       0
Long-term debt                  $   128,857                     $ 161,878
Net loss per
 share of common stock                (0.00)                        (0.00)

                            NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                 SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                          Quarter ended        Quarter ended     Quarter ended     Quarter ended
                        September 30, 2004   December 31, 2004   March 31, 2005     June 30, 2005
                         ---------------     ---------------    ---------------    ---------------
Revenues                     $  --                $  --              $  --              $ --
Expenses:
General and
 administrative                10,353               3,250              4,871              4,270
                              ------               ------             ------             -------

Operating loss                (10,353)             (3,250)            (4,871)            (4,270)

Other income                    --                    --                --                  --
Interest expense                8,004               8,440              8,931              9,499
                             --------             --------            -------            -------
Net income(loss)             ($18,357)           ($11,690)          ($13,802)          ($13,769)
                             =========           =========          =========          =========
Net income(loss) per
  share of common stock       ($0.00)              ($0.00)            ($0.00)           ($0.00)
Weighted average number
  of shares outstanding   50,715,008            50,715,008         50,715,008        50,715,008

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its obligations through a credit facility consisting of a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the Bankruptcy Plan of Reorganization. The Company currently owes $380,304 plus accrued interest of $54,187 on this line of credit. There is no assurance that W/F Investment Corp will continue to fund the Company's obligations as they become due, and the Company has no current operations to provide funds, nor does it have sufficient credit-worthiness or unpledged assets to seek other loans.

STOCK OPTIONS

The Company has no stock option plan, and there are currently no stock options outstanding.

               NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Results of Operations

Fiscal 2005, 2004 and 2003

The Company's Bankruptcy Plan of Reorganization became effective November 22, 2002. On September 6, 2005, a final decree was issued by the Bankrupcty Court, formally ending the Bankrupcty proceedings.

The Company is no longer operating, and will attempt to locate a new business (operating company), and offer iself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering. The Company's general and administrative expenses consist of legal, accounting, United States Bankruptcy Trustee and stock transfer agent expenses.

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

                NEVSTAR GAMING AND ENTERTAINMENT CORPORATION


Item 8 - Financial Statements and Supplementary Data

       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page

Independent Auditors' Report                                         10

Balance Sheets at
June 30, 2005 and 2004                                               11

Statement of Operations for the Years Ended June 30, 2005
and 2004, for the period November 22, 2002 through
June 30, 2003, and for the period November 22, 2002
through June 30, 2005                                                12

Statement of Cash Flows for the Years Ended June 30, 2005
and 2004, for the period November 22, 2002 through
June 30, 2003, and for the period November 22, 2002
through June 30, 2005                                                13

Statement of Shareholders' Deficit for for
Period November 22, 2002 through June 30, 2005                       14

Notes to Financial Statements                                        15




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Nevstar Gaming and Entertainment Corporation

We have audited the accompanying balance sheets of Nevstar Gaming and Entertainment Corporation(the "Company") as of June 30, 2005 and
2004 and the related statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2005 and 2004, for the period from November 22, 2002 through June 30, 2003, and for the period from November 22, 2005 through June 30, 2005.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevstar Gaming and Entertainment Corporation as of June 30, 2005 and June 30, 2004, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, for the period from November 22, 2002 through June 30, 2003, and for the period November 22, 2002 through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
August 17, 2005 except for Note 8, for which the date is September 6, 2005

                NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                              BALANCE SHEETS

                                                    June 30,     June 30,
                                                      2005         2004
	                            ASSETS

Current Assets                                       $  --       $  --
                                                      ------      ------

        Total assets                                 $  --       $  --


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                   $52,547     $57,086
  Accrued interest                                    63,058      28,184
  Current portion of long-term liabilities - Note 3   42,000      32,000
  Credit facility - related party - Note 4           380,304     330,020
                                                     -------      ------

         Total current liabilities                  $537,909    $447,290

Long Term Liabilities

  Pre-petition tax liabilities - net of current
     portion -  Note 3                              $128,857    $161,858
                                                    --------    --------

         Total Liabilities                          $666,766    $609,148

Shareholders' Equity (deficit)

  Common stock $.01 par value; 126,396,450
   shares authorized; 50,715,008 shares issued
   and outstanding                                   507,150     507,150
  Accumulated deficit, prior to development
   stage - Note 6                                 (1,001,679) (1,001,679)
  Accumulated deficit, during development stage     (172,237)   (114,619)
                                                 ------------ ------------

Total shareholders' equity (deficit)                (666,766)   (609,148)
                                                  -----------  -----------

                                                    $  --        $  --
                                                  ===========  ===========

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         STATEMENTS OF OPERATIONS

                          For the year ended    For the year ended   For the period from   For the period from
                             June 30, 2005         June 30, 2004      November 22, 2002     November 22, 2002
                                                                      (Inception of the     (Inception of the
                                                                      development stage)    development stage)
                                                                       to June 30, 2003      to June 30, 2005
Revenue

                                $   -               $  -                  $  -               $    -

Expenses
   General and administrative     22,744             50,234               40,240                113,218
                                 -------             -------              -------               -------

Other income - Note 7                                    -                 20,000                20,000
Interest expense                  34,874              28,378               15,767                79,019
                                 -------             -------              -------               -------
Net loss                        ($57,618)           ($78,612)            ($36,007)            ($172,237)
                                =========           =========            =========            ==========

Basic and diluted income
   (loss) per share:

Loss per share from continuing
  operations                     ($0.00)              ($0.00)              ($0.00)               ($0.00)
                                 -------              -------              -------               -------
Net income (loss) per share      ($0.00)              ($0.00)              ($0.00)               ($0.00)
                                 =======              =======              =======               =======

Weighted average shares
  outstanding                 50,715,008           50,715,008            50,715,008            50,715,008

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         STATEMENTS OF CASH FLOWS



                                      For the year ended    For the year ended   For the period from   For the period from
                                         June 30, 2005         June 30, 2004      November 22, 2002     November 22, 2002
                                                                                  (Inception of the     (Inception of the
                                                                                  development stage)    development stage)
                                                                                   to June 30, 2003      to June 30, 2005

OPERATING ACTIVITIES
   Net loss                                  $(57,618)           ($78,612)          ($36,007)            ($172,237)
      Adjustments to reconcile
       net(loss) to net cash used
       in operating activities:
      Changes in assets and liabilities:
   Accounts payable                            (4,539)               (910)           (20,050)              (25,499)
   Accrued interest                            33,453              12,417             15,767                61,637
                                              --------           ---------          ---------             ---------
Net cash used in operating activities         (28,704)            (67,105)           (40,290)             (136,099)

FINANCING ACTIVITIES

    Payments on long-term debt                (21,580)                -                 -                  (21,580)
    Cash provided by long-term debt            50,284              67,105             40,290               157,679
                                              --------           ---------          ---------             ----------
                                               28,704              67,105             40,290               136,099

Net cash for the period                            $0                  $0                 $0                    $0

Net cash at beginning of period                     0                   0                  0                     0

                                              --------           ---------          ---------              ---------
Net cash at end of period                          $0                  $0                 $0                    $0
                                              ========           =========          =========              =========


Cash payments:
    Interest                                       $0             $16,000                 $0               $16,000
    Taxes                                          $0                  $0                 $0                    $0

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                     NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                         STATEMENT OF SHAREHOLDERS' EQUITY

                            Number of    Common      Accumulated      Accumulated       Total
                              Shares      Stock     Deficit, prior      Deficit      Shareholders'
                                                    to development    development      Deficit
                                                        stage            stage

Balance at
  November 22, 2002         50,715,008   $507,150   $(1,001,679)      $  ---        $(494,529)
Net loss for the year
  ended June 30, 2003            --          --          --            (36,007)       (36,007)
                            ----------   -------     -----------      ---------      ----------
Balance at
  June 30, 2003             50,715,008    507,150    (1,001,679)       (36,007)      (530,536)

Net loss for the year
   ended June 30, 2004           --          --          --            (78,612)       (78,612)
                            ----------   -------     -----------      ---------      ----------
Balance at
  June 30, 2004             50,715,008    507,150    (1,001,679)      (114,619)      (609,148)

Net loss for the year
   ended June 30, 2005           --          --          --            (57,618)       (57,618)

Balance at
  June 30, 2005             50,715,008   $507,150    $1,001,679)     $(172,237)      (666,766)


SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 NEVSTAR GAMING AND ENTERTAINMENT CORP
                    NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

     On September 6, 2005, the Bankrupcty Court issued its final decree, allowing the Company to formally emerge from Bankrupcty proceedings. (See Note 8.)

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


                           See independent auditors' report.

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

       Reclassifications

	Certain numbers from 2004 have been reclassified to conform to the current year presentation.

Note 3 - Pre-petition Tax Liabilities

    Pre-petition tax liabilities consist of $170,857, plus $8,871 of accrued interest to the Nevada Department of Taxation and the Nevada Gaming Authority. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments commencing January, 2004 and ending September, 2009. Payments of principal due on these liabilities during the next five years are as follows:

               Fiscal Year Ending June 30,
               ---------------------------

               2006                              $42,000
               2007                              $32,000
               2008                              $32,000
               2009                              $64,857


Note 4 - Long Term Credit Facility, Related Party

     The credit facility consists of $380,304 outstanding on a $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the Bankruptcy Plan of Reorganization. The line of credit has been used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The line of credit bears interest at prime plus 2%, payable monthly. It is due October 31, 2007. Accrued interest on the credit facility totalled $54,187 as of June 30, 2004.

	The Company exceeded it credit limit and is in default in the interest payments due under the agreement. Because the lender has the right, due to the existence of these defaults, to call its loan, the balance outstanding is presented as current.

                          See independent auditors' report.

                    NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


Note 5 - Income Taxes

     The Company's net operating loss carryforwards have not been determined, and because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to estimate of deferred tax assets due to the uncertainty surrounding their ultimate realization. The Coampny has not filed federal income tax returns since 1998.

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

Note 8 - Subsequent Event

	On September 6, 2005, the United States Bankruptcy Court, District of Nevada, issued a final decree in the Company's bankruptcy case, formally recognizing the reorganization of the debtor and removing the Company from the oversight of the Bankruptcy Court.

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

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

Item 11 - Executive Compensation

Compensation of Directors and Executive Officers

The Executive Officers and Directors of the Company received no compensation during fiscal 2002, 2003 and 2004.

Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect (1) to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of September 12, 2005 and (2)shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned beneficially by all directors, nominees and officers as a group as of September 12, 2005.


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

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION

Item 14 - Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed for each of the last two fiscal years for professional services rendered Rose, Synder & Jacobs, the Company's principal accountant, for the audit of the Company's annual financial statements and review of the financials statements included in the Company's Form 10-Q are as follows:


Accounting Firm                 Billings for the                Billings for the
                               Fiscal Year Ended               Fiscal Year Ended
                                  June 30, 2004                   June 30, 2004

Rose, Snyder & Jacobs                $15,500                         $14,500


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
99.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
             of 2002.


(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended June 30, 2005.

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

Dated:        September 12, 2005

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


                             Chairman of the Board, Chief Executive and
                             Chief Financial Officer
September 8, 2005                             By: /s/William O. Fleischman
                                                   William O. Flieschman

                             Director and Secretary
Septebmer 8, 2005                             By: /s/Douglas Hrdlicka
                                                   Douglas Hrdlicka