Form 10QSB
period 2005-09-30
NEVSTAR GAMING & ENTERTAINMENT CORP
filed 2005-11-09
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark one]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                    12890 Hilltop Road, Argyle, Texas, 76226
               (Address of principal executive offices) (Zip Code)

                                 (972) 233-0300
              (Registrant's telephone number, including area code)

           1900 Avenue of the Stars, Suite 2410, Los Angeles, CA 90067
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2005:

    Common Stock $.01 par value                              125,715,008
              (Class)                                    (Number of shares)

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                    CONTENTS

                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION:

     Item 1.   Financial Statements.

               Balance Sheets at September 30, 2005 and June 30, 2005          1

               Statements of Operations for the Three Months ended
                   September 30, 2005 and 2004 and for the period
                   from November 22, 2002 (Inception of the
                   Development Stage) through September 30, 2005               2

               Statements of Cash Flows for the Three Months ended
                   September 30, 2005 and 2004 and for the period
                   from November 22, 2002 (Inception of the
                   Development Stage) through September 30, 2005               3

               Notes to Unaudited Financial Statements                         4

     Item 2.

               Management's  Discussion and Analysis of Financial
               Condition and Results of Operations.                            9

     Item 3.   Controls and Procedures.                                       10

PART II. OTHER INFORMATION 11

     Item 1.   Legal Proceedings.                                             11

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.   11

     Item 3.   Defaults Upon Senior Securities.                               11

     Item 4.   Submission of Matters to a Vote of Security Holders.           11

     Item 5.   Other Information.                                             11

     Item 6.   Exhibits.                                                      11

Signature Page                                                                12

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Accounting Officer.

Exhibit 32.1 Certification pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Accounting Officer.


                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                                 SEPTEMBER 30,       JUNE 30,
                                                                      2005             2005
                                                                  (Unaudited)       (Audited)

                                     ASSETS
Current Assets                                                   $        --      $        --
                                                                 -------------    -------------
Total Assets                                                     $        --      $        --
                                                                 =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Accounts payable and accrued liabilities                    $      56,047    $      52,547
     Accrued interest                                                   73,258           63,058
     Current portion of long-term debt - Note 3                        170,857           42,000
     Credit Facility - Related party - Note 4                          390,625          380,304
                                                                 -------------    -------------
         Total Current Liabilities                               $     690,787    $     537,909

Long Term Liabilities

     Pre-petition tax liabilities - Note 3                       $        --      $     128,857
                                                                 =============    =============
         Total Liabilities                                       $     690,787    $     666,766

Shareholders' Equity (Deficit)
     Common Stock $.01 par value, 126,396,450 shares             $     507,150    $     507,150
         shares authorized, 50,715,008 issued and
         outstanding
     Accumulated deficit, prior to development                      (1,001,679)      (1,001,679)
         state - Note 6
         Accumulated deficit-development stage                        (196,258)        (172,237)
                                                                 -------------    -------------
         Total Shareholders' Deficit                             $    (690,787)   $    (666,766)

              Total Liabilities and Shareholders' Deficit        $        --      $        --
                                                                 =============    =============

                       See notes to financial statements.


                      NEVSTAR GAMING AND ENTERTAINMENT CORP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            For the period
                                                                                  from
                                                                              November 22,
                                                                            2002 (inception
                                                                                 of the
                                       For the three      For the three       development
                                       months ended       months ended         stage) to
                                       September 30,      September 30,      September 30,
                                            2005               2004               2005

Revenue                               $          --      $          --      $          --
                                      ---------------    ---------------    ---------------

Expenses
   General and administrative         $        13,821    $        10,353    $       127,039
                                      ---------------    ---------------    ---------------
Operating loss                        $       (13,821)   $       (10,353)   $      (127,039)

   Other income                                  --                 --               20,000
   Interest expense                           (10,200)            (8,004)           (89,219)
                                      ---------------    ---------------    ---------------
Net Loss                              $       (24,021)   $       (18,357)   $      (196,258)
                                      ===============    ===============    ===============
Basic and diluted loss per share      $          0.00    $          0.00

Weighted average shares outstanding        50,715,008         50,715,008


                        See notes to financial statements


                      NEVSTAR GAMING AND ENTERTAINMENT CORP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     For the period
                                                                                      from November
                                                                                        22, 2002
                                                                                    (inception of the
                                              For the three       For the three       development
                                              months ended        months ended          stage) to
                                              September 30,       September 30,       September 30,
                                                   2005                2004                2005
OPERATING ACTIVITIES
    Net Loss                                $        (24,021)   $        (18,357)   $       (196,258)
    Adjustments to reconcile net loss
       to net cash used in operating
       activities:
       Changes in assets and liabilities:
          Accounts payable                             3,500               5,225             (21,999)
          Accrued interest                            10,200               5,740              71,837
                                            ----------------    ----------------    ----------------
Net cash used by operating activities       $        (10,321)   $         (7,392)   $       (146,420)

FINANCING ACTIVITIES
       Cash provided by long-term debt      $         10,321    $         15,392    $        168,000
       Repayment of long-term debt                      --                (8,000)            (21,580)
                                            ----------------    ----------------    ----------------
Net cash provided by financing activities   $         10,321    $          7,392    $        146,420

Net cash for the period                                    0                   0                   0

Net cash a beginning of period                             0                   0                   0
                                            ----------------    ----------------    ----------------
Net cash at end of period                   $              0    $              0    $              0
                                            ================    ================    ================

                        See notes to financial statements

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



Note 1 - General and Organizational

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

     In April, 2001, the Company and W/F Investment Corp. ("WFI") submitted to the Bankruptcy Court a plan of reorganization, which was amended from time to time (the "Plan of Reorganization").

     On February 20, 2002, the Bankruptcy Court issued an order confirming the Plan of Reorganization.

     On November 22, 2002, the plan of reorganization became effective. The 7,583,687 shares of Common Stock that were previously outstanding were retained by the holders of those shares. There are a total of 50,715,008 shares of common Stock outstanding after the issuance of shares under the Plan of Reorganization.

     On September 6, 2005, the United States Bankruptcy Court, District of Nevada, issued a final decree in the Chapter 11 proceeding, formally removing the Company from the oversight of the Bankruptcy Court and ending all bankruptcy proceedings.

     On October 11 2005, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("HFI") pursuant to which the Company sold 75,000,000 newly issued, restricted shares of its common stock to HFI, constituting a change of control of the Company. See
Note 7.

     The Company does not currently have any operations.

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



Note 2 - Going Concern and Summary of Significant Accounting Policies

     Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not generate any revenue, and has a net capital deficiency. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company has funded its disbursements by a line of credit from one of its Plan Proponents. There are insufficient funds available under that line of credit to meet the Company's current obligations.

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

     At the  present  time,  the  Company  has  not  reached  any  agreement  or
definitive   understanding   with  any  third  party  concerning  a  combination
transaction.

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

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

Note 3 - Pre-petition Tax Liabilities

     Pre-petition tax liabilities consist of $170,857 payable to the Nevada Department of Taxation and the Nevada Gaming Authority. Pursuant to the
Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments ending September, 2009. Since the Company is in default with regard to its payments, the total pre-petition tax liabilities is presented as current. Principal payments due on these liabilities under the original terms of the stipulations during the next five years would be as follows:

                 Fiscal Year Ending June 30,
                 ---------------------------

                 2006                                   $42,000
                 2007                                   $32,000
                 2008                                   $32,000
                 2009                                   $64,857

Note 4 - Credit Facility, Related Party

     The  credit  facility  consists  of  $390,625  outstanding  on  a  $250,000 revolving line of credit issued to the Company by W/F Investment Corp, a shareholder of the Company and a proponent of the Bankruptcy Plan of
Reorganization. The line of credit has been used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The line of credit bears interest at prime plus 2%, payable monthly. It is due October 31, 2007. Accrued interest on the credit facility totaled $62,251 as of September 30, 2005.

     The Company exceeded it credit limit and is in default in the interest payments due under the agreement. Because the lender has the right, due to the existence of these defaults, to call its loan, the balance outstanding is presented as current.

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



Note 5 - Income Taxes

     The Company's net operating loss carryforwards have not been determined, and because of statutory ownership changes, the amount of net operating losses which may be utilized in future years may be subject to significant annual limitations. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to estimate of deferred tax assets due to the uncertainty surrounding their ultimate realization. The Company has not filed federal income tax returns since 1998.

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

Note 7 - Subsequent Events - Sale of Unregistered Securities, Change of Control, Departure of Directors and Principal Officers and Election of Officers and Directors

     On October 11, 2005, the Company entered into a Stock Purchase Agreement by and between Halter Financial Investments, L.P., a Texas limited partnership ("HFI") and Nevstar dated October 11, 2005 (the "Stock Purchase Agreement"), pursuant to which the Company sold 75,000,000 newly issued, restricted shares of its common capital stock, par value $0.01 per share, to HFI. Neither the Company nor any of its affiliates have any relationship with HFI or any of its affiliates other than in respect of the Stock Purchase Agreement. Following its purchase of the shares pursuant to the Stock Purchase Agreement, HFI became the holder of approximately 59.7% of Nevstar's issued and outstanding common capital stock.

     The Stock Purchase Agreement requires the Company to effect a 300 for one reverse split (the "reverse split") of the Company's common stock within 30 days of the Company's execution of the Stock Purchase Agreement. Immediately following the completion of the reverse split, the Stock Purchase Agreement requires the Company to sell HFI an additional 723,641 newly issued, restricted shares of the Company's common stock for a purchase price of $0.30 per share (for an aggregate purchase price of $217,092.30).

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



Note 7 - Subsequent Events - Sale of Unregistered Securities, Change of Control, Departure of Directors and Principal Officers and Election of Officers and Directors (Continued)

     Also immediately following completion of the reverse split, the Stock Purchase Agreement requires the Company to enter into a Settlement and Stock Issuance Agreement with W/F Investment Corp., a California corporation ("W/F Investment"), pursuant to which (i) W/F Investment shall forgive the approximately $452,875 that it loaned the Company for purposes of providing the Company with working capital, and in return, the Company will pay W/F Investment $100,000 and issue 107,000 newly issued, restricted shares of the Company's common stock to W/F Investment. W/F Investment is a secured lender of the Company and a member of W/F Nevstar LLC, a California corporation ("W/F Nevstar") and a principal stockholder of the Company. William O. Fleischman, a member and previously chairman of our board of directors, is the managing member of W/F Nevstar.

     Immediately following the execution of the Settlement and Stock Issuance Agreement described above, the Stock Purchase Agreement calls for HFI and W/F Investment to enter into a Put Option Agreement pursuant to which W/F Investment may require HFI to purchase up to 199,869 shares of the common stock of the Company held by W/F Investment at a price per share of $2.00 at any time during the period of time (i) commencing 180 days following the execution of the Stock Purchase Agreement and (ii) ending upon the earlier of six months following the Company's completion of a transaction whereby the Company acquires operating control, or substantially all of the assets, of a privately held corporation generating revenues as reported in financial statements audited in conformity with accounting practices generally accepted in the United States or two years following the execution of the Stock Purchase Agreement.

     Immediately subsequent to and as a result of the closing of the Stock Purchase Agreement, HFI became Nevstar's controlling stockholder, owning approximately 59.7% of Nevstar's issued and outstanding shares of common capital stock. HFI used "working capital" to purchase the stock. As used herein, the term "working capital" includes income from the business operations of HFI plus sums borrowed from, among other sources, banks and brokerage firm margin accounts, to operate HFI in general. Before the execution of the Stock Purchase Agreement, Nevstar's controlling stockholder was W/F Nevstar. William O. Fleischman, a member and previously chairman of our board of directors, is the managing member of W/F Nevstar.

     Upon the execution of the Stock Purchase Agreement, Douglas Hrdlicka resigned as a member of the Nevstar board of directors. Following the resignation, the sole remaining director, William O. Fleischman, adopted resolutions electing Timothy P. Halter to the Nevstar board of directors, filling the vacancy created by the resignation of Mr. Hrdlicka. Mr. Fleischman then resigned as chairman of the board, retaining his position as a director, and the newly constituted board of directors voted to elect Mr. Halter chairman of the board.

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



Note 7 - Subsequent Events - Sale of Unregistered Securities, Change of Control, Departure of Directors and Principal Officers and Election of Officers and Directors (Continued)

     Mr. Halter has been the President and sole shareholder of Halter Financial Group, Inc., a Texas corporation ("HFG"), since 1995. HFG is a Dallas, Texas based consulting firm specializing in the areas of mergers, acquisitions and corporate finance. During 2001, 2002, and 2003, Mr. Halter was also a registered representative with Founder's Equity Securities, Inc., a NASD member firm. In 2003, Mr. Halter terminated his relationship with Founder's Equity Securities, Inc. Mr. Halter currently serves as sole officer and director of two public companies: DXP Enterprises, Inc., a Texas corporation, and TS Electronics, Inc., a Delaware corporation.

     Upon the execution of the Stock Purchase Agreement, William O. Fleischman resigned as Chief Executive Officer and Chief Financial Officer, and Douglas Hrdlicka resigned as Secretary. The newly constituted board of directors voted to elect Mr. Halter its sole officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. Our financial statements are in accordance with accounting principles generally accepted in the United States. When used in this discussion, the words "may," "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of the forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     The Company is no longer operating, and will attempt to locate a new business (operating company) and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

     At the  present  time,  the  Company  has  not  reached  any  agreement  or
definitive   understanding   with  any  third  party  concerning  a  combination
transaction.

                  NEVSTAR GAMING AND ENTERTAINMENT CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)  Changes in Internal Controls

     During the quarter ended September 30, 2005, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                      NEVSTAR GAMING AND ENTERTAINMENT CORP



PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

         The Company is not a party to any legal proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable.

Item 3.       Defaults Upon Senior Securities.

         As of September 30, 2005, the Company was $62,251 in arrears in its interest payments to W/F Investment Corp and had overdrawn its line of credit by $140,625 under the terms of the loan from W/F Investment Corp (sees Note 4 and 7 to Financial Statements).

Item 4.       Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.       Other Information.

         Not applicable.

Item 6.       Exhibits.

Exhibits
--------

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Chief Executive Officer and Chief Accounting Officer (furnished, but not filed, herewith).

32.1 Certification pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Accounting Officer (furnished, but not filed, herewith).

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NEVSTAR GAMING AND
                                                     ENTERTAINMENT CORP

                                                      /s/ Timothy P. Halter
                                                     ---------------------------
Date:   November 9, 2005                             Timothy P. Halter
                                                     President,
                                                     Chief Executive Officer and
                                                     Chief Accounting Officer