Form 10-Q
period 2005-12-31
NEVSTAR CORP
filed 2006-02-21
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------


(Mark one)

    X    Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------- Act of 1934


              For the quarterly period ended December 31, 2005

         Transition Report Under Section 13 or 15(d) of the Securities Exchange -------- Act of 1934


              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-21071

                               Nevstar Corporation
             (Exact name of registrant as specified in its charter)

        Nevada                                                 88-0309578
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                      12890 Hilltop Road, Argyle, TX 76226
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (972) 233-0300
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES X NO
                                    ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 20, 2006: 419,436
                                          --------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                               Nevstar Corporation

                Form 10-Q for the Quarter ended December 31, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          12

  Item 3   Quantitative and Qualitative Disclosures About Market Risk         13

  Item 4   Controls and Procedures                                            14


Part II - Other Information

  Item 1   Legal Proceedings                                                  14

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        14

  Item 3   Defaults Upon Senior Securities                                    14

  Item 4   Submission of Matters to a Vote of Security Holders                14

  Item 5   Other Information                                                  15

  Item 6   Exhibits                                                           15


Signatures                                                                    15


Part I
Item 1 - Financial Statements

                               Nevstar Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                       December 31, 2005 and June 30, 2005



                                                               (Unaudited)      (Audited)
                                                               December 31,      June 30,
                                                                   2005            2005
                                                               ------------    ------------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                    $     15,045    $       --
                                                               ------------    ------------

Total Assets                                                   $     15,045    $       --
                                                               ============    ============


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current Liabilities
   Current portion of long-term pre-petition tax liabilities   $    113,638    $     42,000
   Accounts payable - trade                                          52,547          52,547
   Accrued interest payable                                          78,763          63,058
   Line of credit note payable to shareholder                       390,625         380,304
                                                               ------------    ------------
                                                                    635,573         537,909
                                                               ------------    ------------

Long-Term Liabilities
   Pre-petition tax liabilities                                        --           128,857
                                                               ------------    ------------

   Total Liabilities                                                635,573         666,766
                                                               ------------    ------------


Commitments and contingencies


Stockholders' Deficit
   Preferred stock - $0.01 par value
     10,000,000 shares authorized
     None issued and outstanding                                       --              --
   Common stock - $0.01 par value
     150,000,000 shares authorized
     419,436 and 169,436 shares
       issued and outstanding, respectively                           4,164           1,694
   Additional paid-in capital                                       577,986         505,456
   Accumulated deficit - prior to development stage              (1,001,679)     (1,001,679)
   Deficit accumulated during development stage                    (200,999)       (172,237)
                                                               ------------    ------------

     Total Stockholders' Deficit                                   (620,528)       (666,766)
                                                               ------------    ------------

Total Liabilities and Stockholders' Deficit                    $     15,045    $       --
                                                               ============    ============











   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               3


                               Nevstar Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
            Six and Three months ended December 31, 2005 and 2004 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                            through December 31, 2005

                                   (Unaudited)

                                                                                                  Period from
                                                                                                  November 22,
                                                                                                 2002 (date of
                                                                                                  bankruptcy
                                   Six months      Six months     Three months    Three months    settlement)
                                     ended           ended           ended           ended          through
                                  December 31,    December 31,    December 31,    December 31,    December 31,
                                      2005            2004            2005            2004            2005
                                  ------------    ------------    ------------    ------------    ------------

Revenues                          $       --      $       --      $       --      $       --      $       --

Expenses
   General and
     administrative expenses            19,057          13,603           5,236           3,250         132,275
                                  ------------    ------------    ------------    ------------    ------------

Loss from Operations                   (19,057)        (13,603)         (5,236)         (3,250)       (132,275)

Other Expense
   Other income                           --              --              --              --            20,000
   Gain on
     settlement of liabilities           9,985            --             9,985            --             9,985
   Interest expense                    (19,690)        (16,444)         (9,490)         (8,440)        (98,709)
                                  ------------    ------------    ------------    ------------    ------------

Loss before Provision
   for Income Taxes                    (28,762)        (30,047)         (4,741)        (11,694)       (200,999)

Provision for
   Income Taxes                           --              --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------

Net Loss                               (28,762)        (30,047)         (4,741)        (11,694)       (200,999)

Other
   Comprehensive
   Income                                 --              --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------

Comprehensive Loss                $    (28,762)   $    (30,047)   $     (4,741)   $    (11,694)   $   (200,999)
                                  ============    ============    ============    ============    ============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted       $      (0.10)   $      (0.18)   $      (0.01)   $      (0.07)
                                 ============    ============    ============    ============

Weighted-average number
   of shares of common
   stock outstanding                   280,849         169,436         392,262         169,436
                                  ============    ============    ============    ============









   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                               Nevstar Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                 Six months ended December 31, 2005 and 2004 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                            through December 31, 2005

                                   (Unaudited)

                                                                                              Period from
                                                                                              November 22,
                                                                                             2002 (date of
                                                                                              bankruptcy
                                                              Six months      Six months      settlement
                                                                ended           ended          through
                                                             December 31,    December 31,    December 31,
                                                                 2005            2004            2005
                                                             ------------    ------------    ------------
Cash Flows from Operating Activities
   Net Loss                                                  $    (28,762)   $    (30,047)   $   (200,999)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                  --              --              --
       Gain on negotiated debt reduction in
         pre-petition tax liabilities                              (9,985)           --            (9,985)
       (Increase) Decrease in
         Accounts payable - trade                                    --            (4,539)        (25,499)
         Accrued interest payable                                  15,705          16,445          77,342
                                                             ------------    ------------    ------------
Net cash used in operating activities                             (23,042)        (18,141)       (159,141)
                                                             ------------    ------------    ------------


Cash Flows from Investing Activities                                 --              --              --
                                                             ------------    ------------    ------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                              75,000            --            75,000
   Cash received from long-term debt                               10,321          32,141         168,000
   Cash paid on long-term debt                                    (47,234)        (14,000)        (68,814)
                                                             ------------    ------------    ------------
Net cash provided by financing activities                          38,087          18,141         174,186
                                                             ------------    ------------    ------------


Increase (Decrease) in Cash and Cash Equivalents                   15,045            --            15,045

Cash and cash equivalents at beginning of period                     --              --              --
                                                             ------------    ------------    ------------

Cash and cash equivalents at end of period                   $     15,045    $       --      $     15,045
                                                             ============    ============    ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $      3,985    $       --      $     19,985
                                                             ============    ============    ============
   Income taxes paid (refunded)                              $       --      $       --      $       --
                                                             ============    ============    ============




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               5

                               Nevstar Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


Note A - Organization and Description of Business

Nevstar Corporation (Company) was incorporated under the laws of the State of Nevada on December 2, 1993 as Mesquite Gaming Corp. On October 3, 1995, the Company changed its name to NevStar Gaming Corporation and on September 18, 1997, changed its name to NevStar Gaming & Entertainment Corporation.

The Company was formed to acquire, develop, construct, own and manage hotel/casino projects. The Company's strategy was to concentrate its efforts on "niche" markets, such as "local" or "neighborhood" casinos. The Company obtained its license and related approvals from the Nevada Gaming Commission to conduct gaming at its initial hotel/casino, Mesquite Star Hotel and Casino (The Mesquite
Star) in Mesquite, Nevada, pursuant to an Order of Registration dated June 23, 1998. On July 1, 1998, the Mesquite Star, opened for business and the Company began receiving revenues from operations. The Mesquite Star was located on an approximately 25-acre property in Mesquite, Nevada.

On December 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 (the First Chapter 11 Proceeding) in the United States Bankruptcy Court, District of Nevada (Bankruptcy Court), Case No. 99-19566RCJ. The Company acted as debtor in possession during the First Chapter 11 Proceeding. In part as a result of the objections of certain of the Company's secured creditors and the Bankruptcy Court's belief that the Company could not be successfully reorganized in view of such objections, the Bankruptcy Court dismissed the First Chapter 11 Proceeding on or about March 2, 2000.

On March 3, 2000, Randy Black (Black) was appointed by the District Court of Clark County, Nevada as receiver for the Company. On or about March 8, 2000, Black caused the casino to cease all meaningful operations and the casino was closed. The Company has not engaged in business operations since that date. Subsequently, Black acquired the first trust deed on the casino from the bank and he began foreclosure proceedings against the casino.

On July 10, 2000, the Company again filed a voluntary petition for relief under Chapter 11 (the Second Chapter 11 Proceeding) in the Bankruptcy Court, Case No. BK-S-00-15075-LBR. During the Second Chapter 11 Proceeding, the Company acted as debtor in possession. During the course of the Second Chapter 11 Proceeding, the Bankruptcy Court permitted Black to foreclose on the casino, which occurred on November 13, 2000. In April, 2001, the Company and W/F Investment Corp. (W/F) submitted to the Bankruptcy Court a plan of reorganization, which was amended from time to time (the Plan of Reorganization). On February 20, 2002, the Bankruptcy Court issued an order confirming the Plan of Reorganization. On November 22, 2002, the Plan of Reorganization became effective. The Company issued 15,141,674 shares of common stock to holders of unsecured claims; 156,428 shares of common stock to certain administrative claimants and to a previously secured claim holder, and 27,807,219 shares of common stock to the Plan Proponents. The 7,583,687 shares of Common Stock that were previously outstanding were retained by the holders of those shares. There are a total of 50,715,008 shares of common Stock outstanding after the issuance of shares under the Plan of Reorganization. The Plan of Reorganization authorized a reverse split of the Common Stock, which occurred on January 12, 2006. The effect of the reverse stock split is reflected in the accompanying financial statements as of the first day of the first period presented.

On September 6, 2005, the United States Bankruptcy Court, District of Nevada, issued a final decree in the Chapter 11 proceeding, formally removing the Company from the oversight of the Bankruptcy Court and ending all bankruptcy proceedings.

On October 11 2005, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership (HFI) pursuant to which the Company sold 250,000 newly issued, restricted post-reverse split shares (75,000,000 pre-reverse split shares) of its common stock to HFI, constituting a change of control of the Company.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on November 22, 2002 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value
- resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Statement of Financial Accounting Standard No. 7, as amended.

The Company's post-bankruptcy business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.

                               Nevstar Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


Note A - Organization and Description of Business - Continued

However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

As of the date of the accompanying financial statements and subsequent thereto, the Company does not have any operations.


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of June 30.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended June 30, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 2006

Note C - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no other operating assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's June 30, 2005 financial statements which includes a statement describing the Company's going concern status. This means, in the Company's auditor's opinion, substantial doubt exists about the Company's ability to continue as a going concern at the date of their opinion.

The Company's majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it's business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

                               Nevstar Corporation
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note C - Going Concern Uncertainty - Continued

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of December 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

                               Nevstar Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note D - Summary of Significant Accounting Policies - Continued

3.   Earnings (loss) per share - continued
     -------------------------------------

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At December 31, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.

     The weighted-average number of shares issued and outstanding as reflected in the accompanying financial statements have been adjusted to give effect to the 1-for-300 reverse stock split, as previously disclosed.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Pre-Petition Tax Liabilities

Pre-petition tax liabilities consist of approximately $120,918 (including accrued interest of approximately $7,279) to the Nevada Department of Taxation. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments ending September, 2009. Since the Company is in default with regard to its payments, the total pre-petition tax liabilities are presented as current liabilities in the accompanying balance sheet as of December 31, 2005.

During the quarter ended December 31, 2005, the Company reached a settlement agreement with the Nevada Gaming Commission and paid approximately $51,220 as a "settlement in full" on the outstanding debt, resulting in an approximate $9,985 gain on debt extinguishment.


Note G - Line of Credit Note Payable to Shareholder

The Company has a $250,000 revolving line of credit with W/F Investment Corp, a company shareholder and key participant of the Company's Plan of Reorganization in the Second Chapter 11 Proceeding. As of December 31, 2005, this Line of Credit has an outstanding balance of approximately $390,625.

Proceeds from the Line of Credit were used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The Line of Credit bears interest at prime plus 2%, payable monthly. The Line of Credit is due October 31, 2007. Accrued interest on the Line of Credit totaled approximately $70,063 at December 31, 2005.

Because the Company has exceeded it's credit limit and is in default on the payment terms of the accrued interest and because the lender has the right, due to the existence of these defaults, to call the Line of Credit, the balance outstanding is presented as a current liability in the accompanying balance sheet at December 31, 2005.


                               Nevstar Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended December 31, 2005 and 2004 is as follows:

                                                      Six months     Six months
                                                        ended          ended
                                                     December 31,   December 31,
                                                         2005           2004
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
       Total                                         $       --     $       --
                                                     ============   ============

As a result of a October 28,  2005 change in control,  the Company has a limited net operating loss carryforward to offset future taxable income.  The amount and availability  of  any  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look- back period; whether there is a deemed more than 50 percent change in control  involving holders of 5.0% or more of the  issued  and  outstanding  shares of common  stock;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended December 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Six months      Six months
                                                               ended           ended
                                                            December 31,    December 31,
                                                                2005            2004
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $     (9,780)   $    (10,200)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward          9,780          10,200
                                                            ------------    ------------

     Income tax expense                                     $       --      $       --
                                                            ============    ============


The Company's net operating loss carryforward gives rise to a deferred tax asset as of December 31, 2005 and June 30, 2005, respectively. This deferred tax asset has been fully reserved due to the uncertainty of it's ultimate utilization, if any, in future periods.


Note I - Common Stock Transactions

Authorized Shares and Reincorporation
-------------------------------------

On January 3, 2006, the Company filed an Amendment and Restatement of its Articles of Incorporation with the Secretary of State of the State of Nevada. This Amendment allows for the issuance of up to 150,000,000 shares, consisting of any combination of Common Stock, par value $0.01 and up to 10,000,000 shares of Preferred Stock, par value $0.01 per share. Prior to this change, the Company was authorized to issue up to 126,396,000 shares of $0.01 par value Common Stock and up to 10,000,000 shares of $0.01 par value Preferred Stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

                               Nevstar Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued



Note I - Common Stock Transactions - Continued

Authorized Shares and Reincorporation - continued
-------------------------------------------------

On January 12, 2006, the Company effected a 1-for-300 share reverse stock split of the then issued and outstanding common stock. The reverse stock split did not change the number of authorized shares of common stock or the par value of the Company's common stock. Except for any changes as a result of the treatment of fractional shares, each stockholder holds the same percentage of common stock outstanding immediately following the reverse stock split as such stockholder did immediately prior to the reverse stock split.

This action caused the issued and outstanding shares to decrease from 125,715,008 to approximately 419,436. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

Stock issuances
---------------

On October 11, 2005, the Company sold 250,000 post-reverse split shares of restricted common stock for gross proceeds of $75,000, pursuant to a subscription agreement, to Halter Financial Investments, L. P., (a Texas Limited Partnership), an entity controlled by Timothy P. Halter, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Halter Financial Investments, L. P. became the Company's controlling stockholder, owning approximately 59.60% of the 419,436 shares currently issued and outstanding.


Note J - Commitments and Contingencies

In connection with the previously mentioned Stock Purchase Agreement and the January 2006 reverse stock split, the Company entered into a Settlement and Stock Issuance Agreement with W/F Investment Corp., a California corporation (W/F Investment), pursuant to which (I) W/F Investment shall forgive the approximately $460,000, including accrued interest of approximately $70,000, that was loaned to the Company for purposes of providing the Company with working capital, and in return, the Company will pay W/F Investment $100,000 and issue 107,000 newly issued, restricted shares of the Company's common stock to W/F Investment. W/F Investment is a secured lender of the Company and a member of W/F Nevstar LLC, a California corporation (W/F Nevstar) and a principal stockholder of the Company. William O. Fleischman, a member and the immediate previous Chairman of our Board of Directors, is the managing member of W/F Nevstar. The foregoing settlement transaction shall be accounted for in the fiscal quarter in which it is completed.

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







                (Remainder of this page left blank intentionally)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended December 31, 2005 and 2004
-----------------------------------------

The Company had no revenue for the respective six or three month periods ended December 31, 2005 and 2004, respectively.

During each of the six month periods ended December 31, 2005 and 2004, the Company recognized general operating expenses of approximately $19,000 and $13,600, which were directly related to the Company's compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Further, during the quarter ended December 31, 2005, the Company recognized a one-time gain on forgiveness of debt or approximately $9,985 related to the settlement and payment in full of the pre-petition tax liability owed to the Nevada Gaming Board.

The Company accrued interest expense on pre-petition tax liabilities and the Line of Credit note payable to W/F Investment Corp totaling approximately $19,700 and $16,400 for each of the six month periods ended December 31, 2005 and 2004, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  December  31,  2005,  the  Company  had  working  capital  of  approximately
$(620,528).

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business
----------------

General
-------

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     (1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company owns no financial instruments or other assets, nor has it entered into any contracts or commitments, which would expose it to market risks such as interest rate risk, foreign currency exchange rate risk or commodity price risk as required to be disclosed pursuant to Regulation S-K, Item 305, of the Securities Exchange Act of 1934, as amended..

Item 4 - Controls and Procedures

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

(b)  Changes in Internal Controls

     During the quarter ended December 31, 2005, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting as new management made no alterations to the existing internal controls procedures.

Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     On October 11, 2005, the Company sold 250,000 post-reverse split shares of restricted common stock for gross proceeds of $75,000, pursuant to a subscription agreement, to Halter Financial Investments, L. P., (a Texas Limited Partnership), an entity controlled by Timothy P. Halter, who became the Company's current Chief Executive Officer. The Company relied upon
     Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Halter Financial Investments,
     L. P. became the Company's controlling stockholder, owning approximately 59.60% of the 419,436 issued and outstanding shares of the Company's common stock.

     The $75,000 in proceeds was used to satisfy the pre-petition debt payable to the Nevada Gaming Commission, retire certain trade accounts payable and pay certain operating expenses of the Company to maintain compliance with the requirements of the Securities Exchange Act of 1934, as amended.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits

     Exhibits
     --------

     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             Nevstar Corporation

Dated: February 21, 2006                            /s/ Timothy P. Halter
       -----------------                    ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director