Form 10-Q
period 2006-03-31
NEVSTAR CORP
filed 2006-05-11
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)

   X      Quarterly Report Under Section 13 or 15(d) of the Securities  Exchange
-------   Act of 1934


          For the quarterly period ended March 31, 2006

          Transition Report Under Section 13 or 15(d) of the Securities Exchange -------- Act of 1934


          For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-21071
                                                 -------

                               Nevstar Corporation
             (Exact name of registrant as specified in its charter)

           Nevada                                               88-0309578
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                      12890 Hilltop Road, Argyle, TX 76226
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 11, 2006: 419,436
                                          ---------------------

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                               Nevstar Corporation

                 Form 10-Q for the Quarter ended March 31, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         12

  Item 3   Quantitative and Qualitative Disclosures About Market Risk        13

  Item 4   Controls and Procedures                                           14


Part II - Other Information

  Item 1   Legal Proceedings                                                 14

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds       14

  Item 3   Defaults Upon Senior Securities                                   14

  Item 4   Submission of Matters to a Vote of Security Holders               14

  Item 5   Other Information                                                 14

  Item 6   Exhibits                                                          14


Signatures                                                                   15


Part I
Item 1 - Financial Statements

                               Nevstar Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                        March 31, 2006 and June 30, 2005



                                                               (Unaudited)     (Audited)
                                                                March 31,      June 30,
                                                                   2006           2005
                                                               -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                    $       516    $      --
                                                               -----------    -----------

Total Assets                                                   $       516    $      --
                                                               ===========    ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current Liabilities
   Current portion of long-term pre-petition tax liabilities   $   113,638    $    42,000
   Accounts payable - trade                                         52,547         52,547
   Accrued interest payable                                         89,262         63,058
   Line of credit note payable to shareholder                      390,625        380,304
                                                               -----------    -----------
                                                                   646,072        537,909
                                                               -----------    -----------

Long-Term Liabilities
   Pre-petition tax liabilities                                       --          128,857
                                                               -----------    -----------

   Total Liabilities                                               646,072        666,766
                                                               -----------    -----------


Commitments and contingencies


Stockholders' Deficit
   Preferred stock - $0.01 par value
     10,000,000 shares authorized
     None issued and outstanding                                      --             --
   Common stock - $0.01 par value
     150,000,000 shares authorized
     419,436 and 169,436 shares
       issued and outstanding, respectively                          4,194          1,694
   Additional paid-in capital                                      577,956        505,456
   Accumulated deficit - prior to development stage             (1,001,679)    (1,001,679)
   Deficit accumulated during development stage                   (226,027)      (172,237)
                                                               -----------    -----------

     Total Stockholders' Deficit                                  (645,556)      (666,766)
                                                               -----------    -----------

Total Liabilities and Stockholders' Deficit                    $       516    $      --
                                                               ===========    ===========






   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               3


                               Nevstar Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
             Nine and Three months ended March 31, 2006 and 2005 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                              through March 31,2006

                                   (Unaudited)

                                                                                              Period from
                                                                                              November 22,
                                                                                             2002 (date of
                                                                                              bankruptcy
                                  Nine months    Nine months   Three months   Three months    settlement)
                                     ended          ended          ended          ended         through
                                   March 31,      March 31,      March 31,      March 31,      March 31,
                                      2006           2005           2006           2005           2006
                                  -----------    -----------    -----------    -----------    -----------
Revenues                          $      --      $      --      $      --      $      --      $      --

Expenses
   General and
     administrative expenses           33,586         18,474         14,529          4,871        146,804
                                  -----------    -----------    -----------    -----------    -----------

Loss from Operations                  (33,586)       (18,474)       (14,529)        (4,871)      (146,804)

Other Expense
   Other income                          --             --             --             --           20,000
   Gain on
     settlement of liabilities          9,985           --             --             --            9,985
   Interest expense                   (30,189)       (25,375)       (10,499)        (8,931)      (109,208)
                                  -----------    -----------    -----------    -----------    -----------

Loss before Provision
   for Income Taxes                   (53,790)       (43,849)       (25,028)       (13,802)      (226,027)

Provision for
   Income Taxes                          --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------

Net Loss                              (53,790)       (43,849)       (25,028)       (13,802)      (226,027)

Other
   Comprehensive
   Income                                --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------

Comprehensive Loss                $   (53,790)   $   (43,849)   $   (25,028)   $   (13,802)   $  (226,027)
                                  ===========    ===========    ===========    ===========    ===========

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted        $     (0.16)   $     (0.26)   $     (0.06)   $     (0.08)
                                  ===========    ===========    ===========    ===========

Weighted-average number
   of shares of common
   stock outstanding                  326,370        169,436        419,436        169,436
                                  ===========    ===========    ===========    ===========




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                               Nevstar Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Nine months ended March 31, 2006 and 2005
          Period from November 22, 2002 (date of bankruptcy settlement)
                             through March 31, 2006

                                   (Unaudited)

                                                                                          Period from
                                                                                          November 22,
                                                                                         2002 (date of
                                                                                           bankruptcy
                                                             Nine months    Nine months    settlement
                                                                ended          ended        through
                                                              March 31,      March 31,      March 31,
                                                                 2006           2005           2006
                                                             -----------    -----------    -----------
Cash Flows from Operating Activities
   Net Loss                                                  $   (53,790)   $   (43,849)   $  (226,027)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                 --             --             --
       Gain on negotiated debt reduction in
         pre-petition tax liabilities                             (9,985)          --           (9,985)
       (Increase) Decrease in
         Accounts payable - trade                                   --           (4,539)       (25,499)
         Accrued interest payable                                 26,204         25,375         87,841
                                                             -----------    -----------    -----------
Net cash used in operating activities                            (37,571)       (23,013)      (173,670)
                                                             -----------    -----------    -----------


Cash Flows from Investing Activities                                --             --             --
                                                             -----------    -----------    -----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                             75,000           --           75,000
   Cash received from long-term debt                              10,321         40,013        168,000
   Cash paid on long-term debt                                   (47,234)       (17,000)       (68,814)
                                                             -----------    -----------    -----------
Net cash provided by financing activities                         38,087         23,013        174,186
                                                             -----------    -----------    -----------


Increase (Decrease) in Cash and Cash Equivalents                     516           --              516

Cash and cash equivalents at beginning of period                    --             --             --
                                                             -----------    -----------    -----------

Cash and cash equivalents at end of period                   $       516    $      --      $       516
                                                             ===========    ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     3,985    $      --      $    19,985
                                                             ===========    ===========    ===========
   Income taxes paid (refunded)                              $      --      $      --      $      --
                                                             ===========    ===========    ===========




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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of March 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

3.   Earnings (loss) per share - continued
     -------------------------

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

     At March 31, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

     The weighted-average number of shares issued and outstanding as reflected in the accompanying financial statements have been adjusted to give effect to the aforementioned 1-for-300 reverse stock split.


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


Note F - Pre-Petition Tax Liabilities

Pre-petition tax liabilities consist of approximately $123,759 (including accrued interest of approximately $10,120) to the Nevada Department of Taxation. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments ending September, 2009. Since the Company is in default with regard to its payments, the total pre-petition tax liabilities are presented as current liabilities in the accompanying balance sheet as of March 31, 2006.

During the quarter ended December 31, 2005, the Company reached a settlement agreement with the Nevada Gaming Commission and paid approximately $51,220 as a "settlement in full" on the outstanding debt, resulting in an approximate $9,985 gain on debt extinguishment.


Note G - Line of Credit Note Payable to Shareholder

The Company has a $250,000 revolving line of credit with W/F Investment Corp, a company shareholder and key participant of the Company's Plan of Reorganization in the Second Chapter 11 Proceeding. As of March 31, 2006, this Line of Credit has an outstanding balance of approximately $390,625.

Proceeds from the Line of Credit were used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The Line of Credit bears interest at prime plus 2%, payable monthly. The Line of Credit is due October 31, 2007. Accrued interest on the Line of Credit totaled approximately $79,141 at March 31, 2006.


                               Nevstar Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Line of Credit Note Payable to Shareholder - Continued

Because the Company has exceeded it's credit limit and is in default on the payment terms of the accrued interest and because the lender has the right, due to the existence of these defaults, to call the Line of Credit, the balance outstanding is presented as a current liability in the accompanying balance sheet at March 31, 2006.


Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended March 31, 2006 and 2005 is as follows:

                                                       Nine months   Nine months
                                                          ended        ended
                                                        March 31,     March 31,
                                                           2006          2005
                                                       -----------   -----------
     Federal:
       Current                                         $      --     $      --
       Deferred                                               --            --
                                                       -----------   -----------
                                                              --            --
                                                       -----------   -----------
     State:
       Current                                                --            --
       Deferred                                               --            --
                                                       -----------   -----------
                                                              --            --
                                                       -----------   -----------
       Total                                           $      --     $      --
                                                       ===========   ===========

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

The Company's income tax expense (benefit) for each of the nine month periods ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                            Nine months    Nine months
                                                               ended          ended
                                                             March 31,      March 31,
                                                                2006           2005
                                                            -----------    -----------
Statutory rate applied to income before income taxes        $   (18,000)   $   (15,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            --             --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward        18,000         15,000
                                                            -----------    -----------

     Income tax expense                                     $      --      $      --
                                                            ===========    ===========

The Company's net operating loss carryforward gives rise to a deferred tax asset as of March 31, 2006 and June 30, 2005, respectively. This deferred tax asset has been fully reserved due to the uncertainty of it's ultimate utilization, if any, in future periods.

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


Note J - Commitments and Contingencies

In connection with the previously mentioned Stock Purchase Agreement and the January 2006 reverse stock split, the Company entered into a Settlement and Stock Issuance Agreement (Settlement Agreement) with W/F Investment Corp., a California corporation (W/F Investment), pursuant to which (I) W/F Investment shall forgive the approximately $460,000, including accrued interest of approximately $70,000, that was loaned to the Company for purposes of providing the Company with working capital, and in return, the Company will pay W/F Investment $100,000 and issue 107,000 newly issued, restricted shares of the Company's common stock to W/F Investment. The Settlement Agreement had not been consummated as of March 31, 2006, or subsequent thereto.

W/F Investment is a secured lender of the Company and a member of W/F Nevstar LLC, a California corporation (W/F Nevstar) and a principal stockholder of the Company. William O. Fleischman, a member and the immediate previous Chairman of our Board of Directors, is the managing member of W/F Nevstar.

Immediately following the execution of the Settlement Agreement described above, the Stock Purchase Agreement calls for HFI and W/F Investment to enter into a Put Option Agreement pursuant to which W/F Investment may require HFI to purchase up to 199,869 shares of the common stock of the Company held by W/F Investment at a price per share of $2.00 at any time during the period of time
(I) commencing 180 days following the execution of the Stock Purchase Agreement and (ii) ending upon the earlier of six months following the Company's completion of a transaction whereby the Company acquires operating control, or substantially all of the assets, of a privately held corporation generating revenues as reported in financial statements audited in conformity with accounting practices generally accepted in the United States or two years following the execution of the Stock Purchase Agreement.

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

(2) Results of Operations, Liquidity and Capital Resources

Quarters Ended March 31, 2006 and 2005
--------------------------------------

The Company had no revenue for the respective nine or three month periods ended March 31, 2006 and 2005, respectively.

During each of the nine month periods ended March 31, 2006 and 2005, the Company recognized general operating expenses of approximately $33,600 and $18,500, respectively, which were directly related to the Company's compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Further, during the quarter ended December 31, 2005, the Company recognized a one-time gain on forgiveness of debt or approximately $9,985 related to the settlement and payment in full of the pre-petition tax liability owed to the Nevada Gaming Board.

The Company accrued interest expense on pre-petition tax liabilities and the Line of Credit note payable to W/F Investment Corp totaling approximately $30,200 and $25,500 for each of the nine month periods ended March 31, 2006 and 2005, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2006, the Company had working capital of approximately $(645,556).

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

Combination Suitability Standards
---------------------------------

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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company owns no financial instruments or other assets, nor has it entered into any contracts or commitments, which would expose it to market risks such as interest rate risk, foreign currency exchange rate risk or commodity price risk as required to be disclosed pursuant to Regulation S-K, Item 305, of the Securities Exchange Act of 1934, as amended.

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

(b)  Changes in Internal Controls

     During the quarter ended March 31, 2006, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits

   Exhibits
   --------
     31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002



                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             Nevstar Corporation

Dated: May 11, 2006                                /s/ Timothy P. Halter
       ------------                         ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director