Form 10KSB
period 2006-06-30
NEVSTAR CORP
filed 2006-10-04
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

       For the fiscal year ended June 30, 2006
       ---------------------------------------

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-21071
                                                 -------

                               Nevstar Corporation
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                  88-0309578
-----------------------                                 ------------------------
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

      Securities registered under Section 12 (b) of the Exchange Act - None

        Securities registered under Section 12(g) of the Exchange Act:
                        - Common Stock - $0.01 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes X No
                                    ---   ---

The issuer's revenues for the fiscal year ended June 30, 2006 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of September 5, 2006 was approximately $-0-, as there are no current quotes available for the Registrant's equity securities.

As of September 28, 2006, there were 419,449 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                               Nevstar Corporation

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1     Description of Business                                         3
Item 2     Description of Property                                        13
Item 3     Legal Proceedings                                              13
Item 4     Submission of Matters to a Vote of Security Holders            13

Part II

Item 5     Market for Company's Common Stock and Related Stockholders
              Matters                                                     13
Item 6     Management's Discussion and Analysis or Plan of Operation      15
Item 7     Financial Statements                                           F-1
Item 8     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                        17
Item 8A    Controls and Procedures                                        17

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act           17
Item 10    Executive Compensation                                         19
Item 11    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                  19
Item 12    Certain Relationships and Related Transactions                 19
Item 13    Exhibits and Reports on 8-K                                    20
Item 14       Principal Accountant Fees and Services                      20

Signatures                                                                20

                  Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                                     PART I

Item 1 - Description of Business

Background and Historical Operations

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

The Company filed a Quarterly Report on Form 10-Q with the U. S. Securities and Exchange Commission ("SEC") on Form 10-Q, for the quarter ended March 31, 1999. At that time, the Company owned and operated the Mesquite Star, a hotel and casino in Mesquite, Nevada. The Company filed no further reports with the SEC until September, 2002. The Company has insufficient financial records or suppporting documentation to recreate these records for the interim period because those records were lost or destroyed as a result of the foreclosure of the principal asset of the Company, the Mesquite Star Hotel and Casino.

During 2002, the SEC was apprised of the Company's deficiencies, and a report was filed on Form 8-K dated September 30, 2002 summarizing the events which had occurred during the period since its last reporting. No reports on Form 10-K or Form 10-KSB were filed by the Company for the any annual or quarterly periods through November 22, 2002.


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

On July 10, 2000, the Company again filed a voluntary petition for relief under Chapter 11 (the Second Chapter 11 Proceeding) in the Bankruptcy Court, Case No. BK-S-00-15075-LBR. During the Second Chapter 11 Proceeding, the Company acted as debtor in possession. During the course of the Second Chapter 11 Proceeding, the Bankruptcy Court permitted Black to foreclose on the casino, which occurred on November 13, 2000. In April, 2001, the Company and W/F Investment Corp. (W/F) submitted to the Bankruptcy Court a plan of reorganization, which was amended from time to time (the Plan of Reorganization). On February 20, 2002, the Bankruptcy Court issued an order confirming the Plan of Reorganization. On November 22, 2002, the Plan of Reorganization became effective. The Company issued 15,141,674 pre-split shares of common stock to holders of unsecured claims; 156,428 pre-split shares of common stock to certain administrative claimants and to a previously secured claim holder, and 27,807,219 pre-split shares of common stock to the Plan Proponents. The 7,583,687 pre-split shares of Common Stock that were previously outstanding were retained by the holders of those shares. There was a total of 50,715,008 pre-split shares of common Stock outstanding after the issuance of shares under the Plan of Reorganization. The Plan of Reorganization authorized a reverse split of the Common Stock, which occurred on January 12, 2006. The effect of the reverse stock split is reflected in the accompanying financial statements as of the first day of the first period presented.

On September 6, 2005, the United States Bankruptcy Court, District of Nevada, issued a final decree in the Chapter 11 proceeding, formally removing the Company from the oversight of the Bankruptcy Court and ending all bankruptcy proceedings.

Current Status

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

As of the date of the accompanying financial statements and subsequent thereto, the Company does not have any operations. Accordingly, the Company and Halter Financial Investments, LP (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2006, HFI has advanced approximately $7,500 under this agreement, with an initial scheduled maturity date in May 2008.

The Company's equity securities are currently traded on the Pink Sheets and have irregular trading volumes and pricing.

Since the October 15, 2003 auction of the Company's assets, the Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the stockholders of the private company become the majority of the stockholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal stockholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of Continuity of Management).

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker- dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Delaware law to enter into a transaction if: The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority stockholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     o Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).

     o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     o    The extent to which the business opportunity can be advanced;
     o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     o Strength and diversity of existing management or management prospects that are scheduled for recruitment; o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "B" tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Risk Factors
------------

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Company Potential Difficult to Assess
-------------------------------------

The Company has no assets or revenues. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

There is NO Agreement For A Business Combination and NO Minimum Requirements for
--------------------------------------------------------------------------------
a Business Combination
----------------------

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

NO Assurance of Success or Profitability
----------------------------------------

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Type of Business To Be Acquired
-------------------------------

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification
-----------------------

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Only ONE Director and Officer
-----------------------------

Because management consists of only one person, while seeking a business combination, Timothy P. Halter, the Company's President, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Halter anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Halter has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Halter. The loss of the services of Mr. Halter would adversely affect development of the Company's business and its likelihood of continuing operations.

Dependence Upon Management, Limited Participation of Management
---------------------------------------------------------------

The Company will be entirely dependant upon the experience of its officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

Conflicts of Interest
---------------------

Certain conflicts of interest exist between the Company and its officer and director. He has other business interests to which he currently devotes attention and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgement in a manner which is consistent with his fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal stockholders may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholder other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need For Additional Financing
--------------------------------------

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors
--------------------------------

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks
--------------------------

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (c) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

There  May  Be  A  Scarcity  of  and/or  Significant  Competition  For  Business
--------------------------------------------------------------------------------
Opportunities and/or Combinations
---------------------------------

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition
--------------------------------------------------------

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-KSB, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10-SB filings. The
Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

Lack of Market Research or Marketing Organization
-------------------------------------------------

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control of The Company and/or Management
-----------------------------------------------------------

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current stockholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares Upon Business Combination
--------------------------------------------------------------

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

Limited or No Public Market Exists
----------------------------------

There is currently a limited public market for the Company's common stock, via the "Pink Sheets" and no assurance can be given that a market will develop or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares is Required
----------------------------------

It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements. The Company will make appropriate provisions under the Securities Act of 1933 to register the Company's shares for resale."

Additional Risks Doing Business in a Foreign Country
----------------------------------------------------

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Taxation
--------

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.


Item 2 - Description of Property

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, TX 76226. The Company's telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.


Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has not conducted any meetings of stockholders during the preceding quarter or periods subsequent thereto.


                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

Market for Trading

The Company's common stock trades on the over-the-counter pink sheet market under the symbol "NVSC". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. The Company's quotations are irregular and infrequent.

The following table sets forth the high and low closing bid prices for the periods indicated:

                                               High              Low
                                               ----              ---
Year ended June 30, 2004
------------------------
   1st Quarter                                $0.001           $0.001
   2nd Quarter                                 0.001            0.001
   3rd Quarter                                 0.001            0.001
   4th Quarter                                 0.001            0.001

Year ended June 30, 2005
------------------------
   1st Quarter                                $0.001           $0.001
   2nd Quarter                                 0.001            0.001
   3rd Quarter                                 0.001            0.001
   4th Quarter                                 0.001            0.001

Year ended June 30, 2006
------------------------
   1st Quarter                                $0.001           $0.001
   2nd Quarter                                 0.001            0.001
   3rd Quarter                                 0.001            0.001
   4th Quarter                                 0.001            0.001


These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

As of September 8, 2006, there were approximately 669 stockholders of record of the Company's common stock

Transfer Agent

Our independent stock transfer agent is Transfer Online, Inc., located in Portland, Oregon. Their mailing address and telephone number is: 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204; (503) 227-2950 (voice); (503) 227-6874 (fax).

Reports to Stockholders

The Company plans to furnish its stockholders with an annual report for each fiscal year ending June 30 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Dividend policy

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain all earnings, if any, to support future growth and expansion.

Recent issuances of Unregistered Securities

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

Item 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had no revenue for the respective years ended June 30, 2006 and 2005, respectively.

During each of the years ended June 30, 2006 and 2005, the Company recognized general operating expenses of approximately $70,600 and $22,700, respectively, which were directly related to the Company's compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Further, during the quarter ended December 31, 2005, the Company recognized a one-time gain on forgiveness of debt or approximately $9,985 related to the settlement and payment in full of the pre-petition tax liability owed to the Nevada Gaming Board.

The Company accrued interest expense on pre-petition tax liabilities and the Line of Credit notes payable to two separate stockholders totaled approximately $40,900 and 34,900 for each of the years ended June 30, 2006 and 2005, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2006, the Company had working capital of approximately $(654,800).

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

General

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

Liquidity and Capital Resources

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company and Halter Financial Investments, LP (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2006, HFI has advanced approximately $7,500 under this agreement, with an initial scheduled maturity date in May 2008.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.


Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

As reported on a Current Report on Form 8-K, dated December 3, 2002, the Company, on November 25, 2002, engaged Rose, Snyder & Jacobs ("Rose Snyder") as the Company's independent auditors to replace the firm of Piercy Bowler Taylor & Kern, who were dismissed as auditors of the Company.

Piercy Bowler Taylor & Kern was engaged on March 18, 2002 and never issued any review or audit report on the Company's financial statements. In connection with the audit of the Company's financial statements during the period from March 18, 2002 through November 25, 2002, there were no disagreements with Piercy Bowler Taylor and Kern on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedures.


Item 8A - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of Fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

           Name                    Age             Position Held and Tenure
           ----                    ---             ------------------------

     Timothy P. Halter             40         President, Chief Executive Officer
                                              Chief Financial Officer and
                                              Director

The  director  named  above  will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Timothy P. Halter. Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2006, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations. Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (Nasdaq: DXPE), and is an officer and director of Nevstar Corporation, a Nevada corporation, Robcor Properties, Inc., a Florida corporation, and BTHC III, Inc., BTHC VI, Inc.and BTHC VII, all Delaware corporations. Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company.

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended June 30, 2006 no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

Conflicts of Interest

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal stockholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal stockholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other stockholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


Item 10 - Executive Compensation

Since the change in control in October 2005, management of the Company requires less than four (4) hours per calendar quarter. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

Prior to the October 2005 change in control, no compensation of any type was paid to any Company officer or director.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                  % of Class
     Name and address                  Number of Shares       Beneficially Owned
     ----------------                  ----------------       ------------------

Halter Financial Investments, L. P.        250,000                   59.60%
12890 Hilltop Road
Argyle TX 76226

Executive Officers and Directors as        250,000                   59.60%
a group (three persons)

Halter Financial Investments, L. P. is controlled by the Company's sole director and officer, Timothy P. Halter.


Item 12 - Certain Relationships and Related Transactions

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, Texas 76226. The Company's telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.


Item 13 - Exhibits and Reports on Form 8-K

Exhibits
--------

  31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
  32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------
  None


Item 14 - Principal Accountant Fees and Services

                                                 Year ended      Year ended
                                                June 30, 2006   June 30, 2005
                                                -------------   -------------

1. Audit fees                                      $17,500         $16,500
2. Audit-related fees                                 --              --
3. Tax fees                                           --              --
4. All other fees                                     --              --
                                                   -------         -------

     Totals                                        $17,500         $16,500
                                                   =======         =======

The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of Rose, Snyder & Jacobs, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the years ended June 30, 2006 and 2005 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2006 for filing with the U. S. Securities and Exchange Commission.

The Company's principal accountant, Rose, Snyder & Jacobs did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


                (Remainder of this page left blank intentionally)


              (Financial statements follow, beginning on Page F-1)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                             Nevstar Corporation

Dated: October 4, 2006                           By:   /s/ Timothy P. Halter
       ---------------                              ---------------------------
                                                               Timothy P. Halter
                                                        President, Sole Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

                                                             Nevstar Corporation

Dated: October 4, 2006                            By:   /s/ Timothy P. Halter
       ---------------                               ---------------------------
                                                               Timothy P. Halter
                                                        President, Sole Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Nevstar Corporation


     We have audited the accompanying balance sheets of Nevstar Corporation (the "Company") as of June 30, 2006 and 2005 and the related statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2006 and 2005, and for the period from November 22, 2002 through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevstar Corporation as of June 30, 2006 and June 30, 2005, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005, and for the period from November 22, 2002 through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note C to the financial statements, the Company did not generate revenue and is not operating which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note C. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

September 27, 2006


                               Nevstar Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2006 and 2005


                                                                 June 30,       June 30,
                                                                   2006           2005
                                                               -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                    $     2,146    $      --
                                                               -----------    -----------

Total Assets                                                   $     2,146    $      --
                                                               ===========    ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current Liabilities
   Current portion of long-term pre-petition tax liabilities   $   113,638    $    42,000
   Accounts payable - trade                                         52,797         52,547
   Accrued interest payable                                         99,927         63,058
   Line of credit payable to shareholder                           390,625        380,304
                                                               -----------    -----------
                                                                   656,987        537,909
                                                               -----------    -----------

Long-Term Liabilities
   Line of credit payable to shareholder                             7,500           --
   Pre-petition tax liabilities                                       --          128,857
                                                               -----------    -----------

   Total Liabilities                                               664,487        666,766
                                                               -----------    -----------


Commitments and contingencies


Stockholders' Deficit
   Preferred stock - $0.01 par value
     10,000,000 shares authorized
     None issued and outstanding                                      --             --
   Common stock - $0.01 par value
     150,000,000 shares authorized
     419,449 and 169,449 shares
       issued and outstanding, respectively                          4,194          1,694
   Additional paid-in capital                                      577,956        505,456
   Accumulated deficit prior to development stage               (1,001,679)    (1,001,679)
   Deficit accumulated during development stage                   (242,812)      (172,237)
                                                               -----------    -----------

     Total Stockholders' Deficit                                  (662,341)      (666,766)
                                                               -----------    -----------

Total Liabilities and Stockholders' Deficit                    $     2,146    $      --
                                                               ===========    ===========


                               Nevstar Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                     Years ended June 30, 2006 and 2005 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                              through June 30, 2006
                                                                                     Period from
                                                                                     November 22,
                                                                                        2002
                                                                                      (date of
                                                                                     bankruptcy
                                                                                     settlement)
                                                    Year ended       Year ended        through
                                                  June 30, 2006    June 30, 2005    June 30, 2006
                                                  -------------    -------------    -------------
Revenues                                          $        --      $        --      $        --

Expenses
   General and administrative expenses                   39,706           22,744          152,924
                                                  -------------    -------------    -------------

Loss from Operations                                    (39,706)         (22,744)        (152,924)

Other Expense
   Other income                                            --               --             20 000
   Gain on settlement of liabilities                      9,985             --              9,985
   Interest expense                                     (40,854)         (34,874)        (119,873)
                                                  -------------    -------------    -------------

Loss before Provision for Income Taxes                  (70,575)         (57,618)        (242,812)

Provision for Income Taxes                                 --               --               --
                                                  -------------    -------------    -------------

Net Loss                                                (70,575)         (57,618)        (242,812)

Other Comprehensive Income                                 --               --               --
                                                  -------------    -------------    -------------

Comprehensive Loss                                $     (70,575)   $     (57,618)   $    (242,812)
                                                  =============    =============    =============

Loss per weighted-average share of common stock
   outstanding, computed on Net Loss -
   basic and fully diluted                        $       (0.20)   $       (0.34)
                                                  =============    =============

Weighted-average number of shares
   of common stock outstanding                          349,586          169,449
                                                  =============    =============


                               Nevstar Corporation
                        (a development stage enterprise)
                  Statement of Changes in Shareholders' Equity
          Period from November 22, 2002 (date of bankruptcy settlement)
                              through June 30, 2006


                                                                               Accumulated      Deficit
                                                                                 deficit      accumulated
                                           Common Stock           Additional     prior to      during the
                                   --------------------------      paid-in     development    development
                                      Shares         Amount        capital        stage          stage          Total
                                   -----------    -----------    -----------   -----------    -----------    -----------
Stock issued pursuant
   to Plan of Reorganization
   at Settlement Date on
   November 22, 2002                50,715,008    $   507,150    $      --     $(1,001,679)   $      --      $  (494,529)
   Effect of January 12, 2006
   1 for 300 reverse stock split   (50,545,559)      (505,456)       505,456          --             --             --
                                   -----------    -----------    -----------   -----------    -----------    -----------

As restated                            169,449          1,694        505,456    (1,001,679)          --         (494,529)

Net loss for the period                   --             --             --            --          (36,007)       (36,007)
                                   -----------    -----------    -----------   -----------    -----------    -----------

Balances at
   June 30, 2003                       169,449          1,694        505,456    (1,001,679)       (36,007)      (530,536)

Net loss for the year                     --             --             --            --          (78,612)       (78,612)
                                   -----------    -----------    -----------   -----------    -----------    -----------

Balances at
   June 30, 2004                       169,449          1,694        505,456    (1,001,679)      (114,619)      (609,148)

Net loss for the year                     --             --             --            --          (57,618)       (36,007)
                                   -----------    -----------    -----------   -----------    -----------    -----------

Balances at
   June 30, 2005                       169,449          1,694        505,456    (1,001,679)      (172,237)      (666,766)

Private placement sale
   of common stock                     250,000          2,500         72,500          --             --           75,000

Net loss for the year                     --             --             --            --          (70,575)       (70,575)
                                   -----------    -----------    -----------   -----------    -----------    -----------

Balances at
   June 30, 2006                       419,449    $     4,194    $   577,956   $(1,001,679)   $  (242,812)   $  (662,341)
                                   ===========    ===========    ===========   ===========    ===========    ===========


                               Nevstar Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Years ended June 30, 2006 and 2005 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                              through June 30, 2006


                                                                                                Period from
                                                                                                November 22,
                                                                                                    2002
                                                                                                 (date of
                                                                                                bankruptcy
                                                               Year ended       Year ended        through
                                                             June 30, 2006    June 30, 2005    June 30, 2006
                                                             -------------    -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                                  $     (70,575)   $     (57,618)   $    (242,812)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                   --               --               --
       Gain on negotiated debt reduction in
         pre-petition tax liabilities                               (9,985)            --             (9,985)
       Increase (Decrease) in
         Accounts payable - trade                                      250           (4,539)         (25,249)
         Pre-petition tas liabilities                              (47,234)            --            (47,234)
         Accrued interest payable                                   36,869           33,453           98,506
                                                             -------------    -------------    -------------
Net cash used in operating activities                              (90,675)         (28,704)        (226,774)
                                                             -------------    -------------    -------------


Cash Flows from Investing Activities                                  --               --               --
                                                             -------------    -------------    -------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                               75,000             --             75,000
   Proceeds from loans payable to stockholders                      17,821           50,284          175,500
   Cash paid on loans payable to stockholders                         --            (20,580)         (21,580)
                                                             -------------    -------------    -------------
Net cash provided by financing activities                           92,821           28,704          228,920
                                                             -------------    -------------    -------------


Increase in Cash and Cash Equivalents                                2,146             --              2,146

Cash and cash equivalents at beginning of period                      --               --               --
                                                             -------------    -------------    -------------

Cash and cash equivalents at end of period                   $       2,146    $        --      $       2,146
                                                             =============    =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       3,985    $        --      $      19,985
                                                             =============    =============    =============
   Income taxes paid (refunded)                              $        --      $        --      $        --
                                                             =============    =============    =============

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

The Company has no post-bankruptcy operating history, limited cash on hand, no other operating assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's June 30, 2006 and 2005 financial statements, respectively, which includes a statement describing the Company's going concern status. This means, in the Company's auditor's opinion, substantial doubt exists about the Company's ability to continue as a going concern at the date of their opinion.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of June 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

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


Note F - Pre-Petition Tax Liabilities

Pre-petition tax liabilities consist of approximately $125,179 (including accrued interest of approximately $11,541) to the Nevada Department of Taxation. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments ending September, 2009. Since the Company is in default with regard to its payments, the total pre-petition tax liabilities are presented as current liabilities in the accompanying balance sheet as of June 30, 2006.

During the quarter ended December 31, 2005, the Company reached a settlement agreement with the Nevada Gaming Commission and paid approximately $51,220 as a "settlement in full" on the outstanding debt, resulting in an approximate $9,985 gain on debt extinguishment.



                (Remainder of this page left blank intentionally)

                               Nevstar Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Line of Credit Notes Payable to Shareholders

W/F Investment Corp.
--------------------

The Company has a $250,000 revolving line of credit with W/F Investment Corp, a company shareholder and key participant of the Company's Plan of Reorganization in the Second Chapter 11 Proceeding. As of June 30, 2006, this Line of Credit has an outstanding balance of approximately $390,625.

Proceeds from this Line of Credit were used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The Line of Credit bears interest at prime plus 2%, payable monthly. The Line of Credit is due October 31, 2007. Accrued interest on the Line of Credit totaled approximately $88,219 at June 30, 2006.

Because the Company has exceeded its credit limit and is in default on the payment terms of the accrued interest and because the lender has the right, due to the existence of these defaults, to call the Line of Credit, the balance outstanding is presented as a current liability in the accompanying balance sheet at June 30, 2006.

Halter Financial Investments, LP
--------------------------------

The Company and Halter Financial Investments, LP (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2006, HFI has advanced approximately $7,500 under this agreement, with an initial scheduled maturity date in May 2008.


Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended June 30, 2006 and 2005 and for the period from November 22, 2002 (date of bankruptcy settlement) through June 30, 2006 is as follows:

                                                                    Period from
                                                                    November 22,
                                                                        2002
                                                                     (date of
                                                                    bankruptcy
                                                                    settlement
                                    Year ended      Year ended        through
                                   June 30, 2006   June 30, 2005   June 30, 2006
                                   -------------   -------------   -------------
     Federal:
       Current                     $        --     $        --     $        --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------
     State:
       Current                              --              --              --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------
       Total                       $        --     $        --     $        --
                                   =============   =============   =============

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


                               Nevstar Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Income Taxes - Continued

The Company's income tax expense  (benefit) for each of the years ended June 30,
2006 and 2005 and for the period  from  November  22,  2002 (date of  bankruptcy settlement)  through June 30, 2006  respectively,  differed  from the  statutory federal rate of 34 percent as follows:
                                                                                            Period from
                                                                                            November 22,
                                                                                                2002
                                                                                             (date of
                                                                                            bankruptcy
                                                                                            settlement)
                                                           Year ended       Year ended        through
                                                         June 30, 2006    June 30, 2005    June 30, 2006
                                                         -------------    -------------    -------------

Statutory rate applied to income before income taxes     $     (24,000)   $     (19,600)   $     (82,600)
Increase (decrease) in income taxes resulting from:
  State income taxes                                              --               --               --
  Other, including reserve for deferred tax asset
    and application of net operating loss carryforward          24,000           19,600           82,600
                                                         -------------    -------------    -------------

  Income tax expense                                     $        --      $        --      $        --
                                                         =============    =============    =============


The Company's available net operating loss carryforward, subsequent to the October 28, 2005 change in control, is nominal and gives rise to a deferred tax asset as of June 30, 2006 and 2005, respectively. This deferred tax asset has been fully reserved due to the uncertainty of it's ultimate utilization, if any, in future periods.


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

                               Nevstar Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note J - Commitments and Contingencies

In connection with the previously mentioned Stock Purchase Agreement and the January 2006 reverse stock split, the Company entered into a Settlement and Stock Issuance Agreement (Settlement Agreement) with W/F Investment Corp., a California corporation (W/F Investment), pursuant to which (I) W/F Investment shall forgive the approximately $460,000, including accrued interest of approximately $70,000, that was loaned to the Company for purposes of providing the Company with working capital, and in return, the Company will pay W/F Investment $100,000 and issue 107,000 newly issued, restricted shares of the Company's common stock to W/F Investment. The Settlement Agreement had not been consummated as of June 30, 2006, or subsequent thereto.

W/F Investment is a secured lender of the Company and a member of W/F Nevstar LLC, a California corporation (W/F Nevstar) and a significant stockholder of the Company. William O. Fleischman, a member and the immediate past Chairman of our Board of Directors, is the managing member of W/F Nevstar.

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