Form 10QSB
period 2006-09-30
NEVSTAR CORP
filed 2006-10-31
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
    X    Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------- Act of 1934


              For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 24, 2006: 419,449
                                          -------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                               Nevstar Corporation

               Form 10-Q for the Quarter ended September 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          13

  Item 3   Controls and Procedures                                            14


Part II - Other Information

  Item 1   Legal Proceedings                                                  15

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        15

  Item 3   Defaults Upon Senior Securities                                    15

  Item 4   Submission of Matters to a Vote of Security Holders                15

  Item 5   Other Information                                                  15

  Item 6   Exhibits                                                           15


Signatures                                                                    15


Part I
Item 1 - Financial Statements

                               Nevstar Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2006 and 2005

                                   (Unaudited)


                                                               September 30,    September 30,
                                                                    2006             2005
                                                               -------------    -------------
                                     Assets
                                     ------
Assets
   Cash in bank                                                $          29    $        --
                                                               -------------    -------------

Total Assets                                                   $          29    $        --
                                                               =============    =============


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current Liabilities
   Current portion of long-term pre-petition tax liabilities   $     113,638    $     170,857
   Accounts payable - trade                                           61,547           56,047
   Accrued interest payable                                          119,475           73,258
   Line of credit payable to stockholder                             390,625          390,625
                                                               -------------    -------------
                                                                     685,285          690,787
                                                               -------------    -------------

Long-Term Liabilities
   Line of credit payable to stockholder                               8,500             --
                                                               -------------    -------------

   Total Liabilities                                                 693,785          690,787
                                                               -------------    -------------


Commitments and contingencies


Stockholders' Deficit
   Preferred stock - $0.01 par value
     10,000,000 shares authorized
     None issued and outstanding                                        --               --
   Common stock - $0.01 par value
     150,000,000 shares authorized
     419,449 and 169,449 shares
      issued and outstanding, respectively                             4,194            1,694
   Additional paid-in capital                                        577,956          505,456
   Accumulated deficit - prior to development stage               (1,001,679)      (1,001,679)
   Deficit accumulated during development stage                     (274,227)        (196,258)
                                                               -------------    -------------

     Total Stockholders' Deficit                                    (693,756)        (690,787)
                                                               -------------    -------------

Total Liabilities and Stockholders' Deficit                    $          29    $        --
                                                               =============    =============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
               Three months ended September 30, 2006 and 2005 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                           through September 30, 2006

                                   (Unaudited)

                                                                           Period from
                                                                           November 22,
                                                                           2002 (date of
                                                                            bankruptcy
                                         Three months     Three months      settlement)
                                             ended            ended           through
                                         September 30,    September 30,    September 30,
                                              2006             2005             2006
                                         -------------    -------------    -------------

Revenues                                 $        --      $        --      $        --

Expenses
   General and administrative expenses          11,867           13,821          164,791
                                         -------------    -------------    -------------

Loss from Operations                           (11,867)         (13,821)         (164,791)

Other Expense
   Other income                                   --               --             20,000
   Gain on settlement of liabilities              --               --              9,985
   Interest expense                            (19,548)         (10,200)        (139,421)
                                         -------------    -------------    -------------

Loss before Provision for Income Taxes         (31,415)         (24,021)        (274,227)

Provision for Income Taxes                        --               --               --
                                         -------------    -------------    -------------

Net Loss                                       (31,415)         (24,021)        (274,227)

Other Comprehensive Income                        --               --               --
                                         -------------    -------------    -------------

Comprehensive Loss                       $     (31,415)   $     (24,021)   $    (274,227)
                                         =============    =============    =============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted               $       (0.07)   $       (0.14)
                                         =============    =============

Weighted-average number
   of shares of common
   stock outstanding                           419,449          169,449
                                         =============    =============








   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                               Nevstar Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                 Three months ended September 30, 2006 and 2005
          Period from November 22, 2002 (date of bankruptcy settlement)
                           through September 30, 2006

                                   (Unaudited)

                                                                                                Period from
                                                                                                November 22,
                                                                                               2002 (date of
                                                                                                bankruptcy
                                                               Three months     Three months    settlement
                                                                 ended            ended           through
                                                             September 30,    September 30,    September 30,
                                                                  2006             2005             2006
                                                             -------------    -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                                  $     (31,415)   $     (24,021)   $    (274,227)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                   --               --               --
       Gain on negotiated debt reduction in
         pre-petition tax liabilities                                 --               --             (9,985)
       Increase (Decrease) in
         Accounts payable - trade                                    8,750            3,500          (16,499)
         Pre-petition tax liabilities                                 --               --            (47,234)
       Accrued interest payable                                     19,548           10,200          118,054
                                                             -------------    -------------    -------------
Net cash used in operating activities                               (3,117)         (10,321)        (229,891)
                                                             -------------    -------------    -------------


Cash Flows from Investing Activities                                  --               --               --
                                                             -------------    -------------    -------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                                 --               --             75,000
   Proceeds from loans from stockholder                              1,000           10,321          176,500
   Cash paid on loans from stockholder                                --               --            (21,580)
                                                             -------------    -------------    -------------
Net cash provided by financing activities                            1,000           10,321          229,920
                                                             -------------    -------------    -------------


Increase (Decrease) in Cash and Cash Equivalents                    (2,117)            --                 29

Cash and cash equivalents at beginning of period                     2,146             --               --
                                                             -------------    -------------    -------------

Cash and cash equivalents at end of period                   $          29    $        --      $          29
                                                             =============    =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $        --      $        --      $      19,985
                                                             =============    =============    =============
   Income taxes paid (refunded)                              $        --      $        --      $        --
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

                               Nevstar Corporation
                        (a development stage enterprise)
                          Notes to Financial Statements
                           September 30, 2006 and 2005



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

On October 11, 2005, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership (HFI) pursuant to which the Company sold 250,000 newly issued, restricted post-reverse split shares (75,000,000 pre-reverse split shares) of its common stock to HFI, constituting a change of control of the Company.

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

                               Nevstar Corporation
                        (a development stage enterprise)
                          Notes to Financial Statements
                           September 30, 2006 and 2005



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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended June 30, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 2007.


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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



Note C - Going Concern Uncertainty - Continued

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

     As of September 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



Note D - Summary of Significant Accounting Policies - Continued

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

     At September 30, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

     The weighted-average number of shares issued and outstanding as reflected in the accompanying financial statements have been adjusted to give effect to the aforementioned 1-for-300 reverse stock split.

4.   Recent Accounting Pronouncements
     --------------------------------

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.


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


Note F - Pre-Petition Tax Liabilities

Pre-petition tax liabilities consist of approximately $126,599 (including accrued interest of approximately $12,961) to the Nevada Department of Taxation. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments ending September, 2009. Since the Company is in default with regard to its payments, the total pre-petition tax liabilities are presented as current liabilities in the accompanying balance sheet as of September 30, 2006.

During the quarter ended December 31, 2005, the Company reached a settlement agreement with the Nevada Gaming Commission and paid approximately $51,220 as a "settlement in full" on the outstanding debt, resulting in an approximate $9,985 gain on debt extinguishment.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



Note G - Line of Credit Notes Payable to Stockholders

W/F Investment Corp.
--------------------

The Company has a $250,000 revolving line of credit with W/F Investment Corp, a company stockholder and key participant of the Company's Plan of Reorganization in the Second Chapter 11 Proceeding. As of June 30, 2006, this Line of Credit has an outstanding balance of approximately $390,625.

Proceeds from this Line of Credit were used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The Line of Credit bears interest at prime plus 2%, payable monthly. The Line of Credit is due October 31, 2007. Accrued interest on the Line of Credit totaled approximately $106,044 at September 30, 2006.

Because the Company has exceeded its credit limit and is in default on the payment terms of the accrued interest and because the lender has the right, due to the existence of these defaults, to call the Line of Credit, the balance outstanding is presented as a current liability in the accompanying balance sheet at September 30, 2006.

Halter Financial Investments, L. P.
-----------------------------------

The Company and Halter Financial Investments, L. P. (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through September 30, 2006, HFI has advanced $8,500 under this agreement, with an initial scheduled maturity date in May 2008.


Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods through September 30, 2006 and 2005 and for the period from November 22, 2002 (date of bankruptcy settlement) through September 30, 2006 is as follows:

                                                                    Period from
                                                                    November 22,
                                                                   2002 (date of
                                                                    bankruptcy
                                   Three months    Three months     settlement)
                                       ended           ended          through
                                   September 30,   September 30,   September 30,
                                        2006            2005            2006
                                   -------------   -------------   -------------
     Federal:
       Current                     $        --     $        --     $        --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------
     State:
       Current                              --              --              --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------
       Total                       $        --     $        --     $        --
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


                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



Note H - Income Taxes - Continued

The  Company's  income tax expense  (benefit) for each of the three months ended
September 30, 2006 and 2005 and for the period from November 22, 2002 (date of bankruptcy settlement) through September 30, 2006 respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                               Period from
                                                                                               November 22,
                                                                                              2002 (date of
                                                                                               bankruptcy
                                                            Three months      Three months     settlement)
                                                                ended            ended           through
                                                            September 30,    September 30,    September 30,
                                                                 2006             2005             2006
                                                            -------------    -------------    -------------
Statutory rate applied to income before income taxes        $     (10,700)   $      (8,200)   $     (93,300)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --               --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward          10,700            8,200           93,300
                                                            -------------    -------------    -------------

     Income tax expense                                     $        --      $        --      $        --
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

This action caused the issued and outstanding shares to decrease from 125,715,008 to approximately 419,449. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

Stock issuances

On October 11, 2005, the Company sold 250,000 post-reverse split shares of restricted common stock for gross proceeds of $75,000, pursuant to a subscription agreement, to Halter Financial Investments, L. P., (a Texas Limited Partnership), an entity controlled by Timothy P. Halter, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Halter Financial Investments, L. P. became the Company's controlling stockholder, owning approximately 59.60% of the 419,449 shares currently issued and outstanding.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



Note J - Commitments and Contingencies

In connection with the previously mentioned Stock Purchase Agreement and the January 2006 reverse stock split, the Company entered into a Settlement and Stock Issuance Agreement (Settlement Agreement) with W/F Investment Corp., a California corporation (W/F Investment), pursuant to which (I) W/F Investment shall forgive the approximately $460,000, including accrued interest of approximately $70,000, that was loaned to the Company for purposes of providing the Company with working capital, and in return, the Company will pay W/F Investment $100,000 and issue 107,000 newly issued, restricted shares of the Company's common stock to W/F Investment. The Settlement Agreement had not been consummated as of September 30, 2006, or subsequent thereto.

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

(2)  Results of Operations, Liquidity and Capital Resources

Quarter Ended September 30, 2006 compared to September 30, 2005
---------------------------------------------------------------

The Company had no revenue for the respective three month periods ended September 30, 2006 and 2005, respectively.

During each of the three month periods ended September 30, 2006 and 2005, the Company recognized general operating expenses of approximately $11,900 and $13,800, respectively, which were directly related to the Company's compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. During the quarter ended December 31, 2005, the Company recognized a one-time gain on forgiveness of debt or approximately $9,985 related to the settlement and payment in full of the pre-petition tax liability owed to the Nevada Gaming Board.

The Company accrued interest expense on pre-petition tax liabilities and the Line of Credit notes payable to two separate stockholders totaled approximately $19,500 and $10,200 for each of the three month periods ended September 30, 2006 and 2005, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2006, the Company had working capital of approximately $(685,000).

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

Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)  Changes in Internal Controls

     During the quarter ended September 30, 2006, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                                             Nevstar Corporation

Dated: October 31, 2006                             /s/ Timothy P. Halter
       ----------------                     ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director