Form 10QSB
period 2006-12-31
NEVSTAR CORP
filed 2007-01-31
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
    X     Quarterly Report Under Section 13 or 15(d) of the Securities  Exchange
--------- Act of 1934


          For the quarterly period ended December 31, 2006

--------- Transition Report Under Section 13 or 15(d) of the Securities Exchange
          Act of 1934


          For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-21071


                               Nevstar Corporation
             (Exact name of registrant as specified in its charter)

         Nevada                                               88-0309578
------------------------                               -------------------------
(State of incorporation)                                (IRS Employer ID Number)

                      12890 Hilltop Road, Argyle, TX 76226
               (Address of principal executive offices) (Zip Code)

                                 (972) 233-0300
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ----  ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES X NO
                                    ----  ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 31, 2007: 1,250,090
                                          ---------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ----  ----

                               Nevstar Corporation

               Form 10-QSB for the Quarter ended December 31, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            12

  Item 3 Controls and Procedures                                              13


Part II - Other Information

  Item 1 Legal Proceedings                                                    14

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds          14

  Item 3 Defaults Upon Senior Securities                                      14

  Item 4 Submission of Matters to a Vote of Security Holders                  14

  Item 5 Other Information                                                    14

  Item 6 Exhibits                                                             14


Signatures                                                                    14


Part I
Item 1 - Financial Statements

                               Nevstar Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                           December 31, 2006 and 2005

                                   (Unaudited)


                                                                         December 31,    December 31,
                                                                             2006            2005
                                                                         ------------    ------------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                              $    100,496    $     15,045
                                                                         ------------    ------------

Total Assets                                                             $    100,496    $     15,045
                                                                         ============    ============


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current Liabilities
   Current portion of long-term pre-petition tax liabilities             $    113,638    $    113,658
   Accounts payable - trade                                                    39,971          52,547
   Accrued interest payable                                                    14,771          78,763
   Line of credit note payable to shareholder                                    --           390,625
                                                                         ------------    ------------
                                                                              168,380         635,573
                                                                         ------------    ------------

Long-Term Liabilities
   Line of credit note payable to shareholder                                  16,000            --
                                                                         ------------    ------------

   Total Liabilities                                                          184,380         635,573
                                                                         ------------    ------------


Commitments and contingencies


Stockholders' Deficit Preferred stock - $0.01 par value
     10,000,000 shares authorized
     None issued and outstanding                                                 --              --
   Common stock - $0.01 par value
     150,000,000 shares authorized
     1,250,090 and 416,436 shares issued and outstanding, respectively         12,501           4,164
   Additional paid-in capital                                               2,925,425         577,986
   Accumulated deficit - prior to development stage                        (1,001,679)     (1,001,679)
   Deficit accumulated during development stage                            (2,020,131)       (200,999)
                                                                         ------------    ------------

     Total Stockholders' Deficit                                              (83,884)       (620,528)
                                                                         ------------    ------------

Total Liabilities and Stockholders' Deficit                              $    100,496    $     15,045
                                                                         ============    ============




         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
            Six and Three months ended December 31, 2006 and 2005 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                            through December 31, 2006

                                   (Unaudited)

                                                                                                   Period from
                                                                                                   November 22,
                                                                                                   2002(date of
                                                                                                   bankruptcy
                                    Six months      Six months     Three months    Three months    settlement)
                                      ended            ended          ended           ended          through
                                   December 31,    December 31,    December 31,    December 31,    December 31,
                                       2006             2005           2006            2005            2006
                                   ------------    ------------    ------------    ------------    ------------
Revenues                           $       --      $       --      $       --      $       --      $       --

Expenses
   General and
     administrative expenses             14,416          19,057           2,550           5,236         167,340
   Consulting expense related to
     issuance of common stock
     at less than "fair value"        1,736,738            --         1,736,738            --         1,736,738
                                   ------------    ------------    ------------    ------------    ------------

Loss from Operations                 (1,714,154)        (19,057)     (1,739,288)         (5,236)     (1,904,078)

Other Expense
   Other income                            --              --              --              --            20,000
   Gain on
     settlement of liabilities             --             9,985            --             9,985           9,985
   Interest expense                     (26,165)        (19,690)         (6,616)         (9,490)       (146,038)
                                   ------------    ------------    ------------    ------------    ------------

Loss before Provision
   for Income Taxes                  (1,777,319)        (28,762)     (1,745,904)         (4,741)     (2,020,131)

Provision for
   Income Taxes                            --              --              --              --              --
                                   ------------    ------------    ------------    ------------    ------------


Net Loss                             (1,777,319)        (28,762)     (1,745,904)         (4,741)     (2,020,131)

Other
   Comprehensive
   Income                                  --              --              --              --              --
                                   ------------    ------------    ------------    ------------    ------------

Comprehensive Loss                 $ (1,777,319)   $    (28,762)   $ (1,745,904)   $     (4,741)   $ (2,020,131)
                                   ============    ============    ============    ============    ============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted         $      (2.85)   $      (0.10)   $      (2.11)   $      (0.01)
                                   ============    ============    ============    ============

Weighted-average number
   of shares of common
   stock outstanding                    622,595         280,849         825,741         392,262
                                   ============    ============    ============    ============


        The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                 Six months ended December 31, 2006 and 2005 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                            through December 31, 2006

                                   (Unaudited)

                                                                                             Period from
                                                                                             November 22,
                                                                                             2002(date of
                                                                                              bankruptcy
                                                              Six months      Six months      settlement
                                                                ended           ended          through
                                                             December 31,    December 31,    December 31,
                                                                 2006            2005            2006
                                                             ------------    ------------    ------------
Cash Flows from Operating Activities
   Net Loss                                                  $ (1,777,319)   $    (28,762)   $ (2,020,131)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                  --              --              --
       Consulting expense related to issuance
         of common stock at less than "fair value"              1,736,738            --         1,736,738
       Gain on negotiated debt reduction in
         pre-petition tax liabilities                                --            (9,985)         (9,985)
       (Increase) Decrease in
         Accounts payable - trade                                 (12,826)           --           (38,075)
         Pre-petition tax liabilities                                --              --           (47,234)
         Accrued interest payable                                  26,165          15,705         124,671
                                                             ------------    ------------    ------------
Net cash used in operating activities                             (27,242)        (23,042)       (254,016)
                                                             ------------    ------------    ------------


Cash Flows from Investing Activities                                 --              --              --
                                                             ------------    ------------    ------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                             217,092          75,000         292,092
   Cash received from long-term debt                                8,500          10,321         184,000
   Cash paid on long-term debt                                   (100,000)        (47,234)       (121,580)
                                                             ------------    ------------    ------------
Net cash provided by financing activities                         125,592          38,087         354,512
                                                             ------------    ------------    ------------


Increase (Decrease) in Cash and Cash Equivalents                   98,350          15,045         100,496

Cash and cash equivalents at beginning of period                    2,146            --              --
                                                             ------------    ------------    ------------

Cash and cash equivalents at end of period                   $    100,496    $     15,045    $    100,496
                                                             ============    ============    ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --      $      3,985    $     19,985
                                                             ============    ============    ============
   Income taxes paid (refunded)                              $       --      $       --      $       --
                                                             ============    ============    ============


        The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                               Nevstar Corporation
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2006 and 2005



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

On October 11, 2005, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership (HFI) pursuant to which the Company sold 250,000 newly issued, restricted post-reverse split shares of its common stock to HFI, constituting a change of control of the Company.

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

                               Nevstar Corporation
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2006 and 2005



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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005



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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of December 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005



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

     At December 31, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

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


Note F - Pre-Petition Tax Liabilities

Pre-petition tax liabilities consist of approximately $128,409 (including accrued interest of approximately $14,381) to the Nevada Department of Taxation. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments ending September, 2009. Since the Company is in default with regard to its payments, the total pre-petition tax liabilities are presented as current liabilities in the accompanying balance sheet as of December 31, 2006.

During the quarter ended December 31, 2005, the Company reached a settlement agreement with the Nevada Gaming Commission and paid approximately $51,220 as a "settlement in full" on the outstanding debt, resulting in an approximate $9,985 gain on debt extinguishment.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005



Note G - Line of Credit Notes Payable to Stockholders

W/F Investment Corp.
--------------------

The Company has a $250,000 revolving line of credit with W/F Investment Corp, a company stockholder and key participant of the Company's Plan of Reorganization in the Second Chapter 11 Proceeding. In November 2006, this Line of Credit was paid in full pursuant to an October 2005 settlement agreement entered into between W/F Investment Corp. and the Company.

Halter Financial Investments, L. P.
-----------------------------------

The Company and Halter Financial Investments, L. P. (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through December 31, 2006, HFI has advanced an aggregate $16,000 under this agreement, with an initial scheduled maturity date in May 2008.


Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended December 31, 2006 and 2005 and for the period from November 22, 2002 (date of bankruptcy settlement) through December 31, 2006 is as follows:

                                                                 Period from
                                                              November 22, 2002
                    Six months             Six months        (date of bankruptcy
                       ended                  ended          settlement) through
                    December 31,           December 31,          December 31,
                        2006                   2005                  2006
                 -------------------   -------------------   -------------------
Federal:
  Current                   $     -               $     -               $     -
  Deferred                        -                     -                     -
                            -------               -------               -------
                                  -                     -                     -
                            -------               -------               -------
State:
  Current                         -                     -                     -
  Deferred                        -                     -                     -
                            -------               -------               -------
                                  -                     -                     -
                            -------               -------               -------
  Total                     $     -               $     -               $     -
                            =======               =======               =======

As a result of a October 28, 2005 change in control, the Company has a limited net operating loss carryforward to offset future taxable income. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control involving holders of 5.0% or more of the issued and outstanding shares of common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.




                (Remainder of this page left blank intentionally)


                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005



Note H - Income Taxes - Continued

The  Company's  income tax expense  (benefit)  for each of the six month periods ended December 31, 2006 and 2005 and for the period from November 22, 2002 (date of bankruptcy settlement) through December 31, 2006 respectively,  differed from the statutory federal rate of 34 percent as follows:
                                                                                                              Period from
                                                                                                           November 22, 2002
                                                                Six months             Six months         (date of bankruptcy
                                                                   ended                  ended           settlement) through
                                                                December 31,           December 31,          December 31,
                                                                    2006                   2005                  2006
                                                            -------------------    -------------------    -------------------
Statutory rate applied to income before income taxes        $          (604,000)   $            (9,800)   $          (687,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                    --                     --                     --
     Non-deductible consulting expense related to
       issuance of common stock at less than "fair value"
     Other, including reserve for deferred tax asset                    590,000                   --                  590,000
       and application of net operating loss carryforward                14,000                  9,800                 97,000
                                                            -------------------    -------------------    -------------------

     Income tax expense                                     $              --      $              --      $              --
                                                            ===================    ===================    ===================


The Company's available net operating loss carryforward, subsequent to the October 28, 2005 change in control, is nominal and gives rise to a deferred tax asset as of December 31, 2006 and 2005, respectively. This deferred tax asset has been fully reserved due to the uncertainty of it's ultimate utilization, if any, in future periods.


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

Stock issuances
---------------

On October 11, 2005, the Company sold 250,000 shares of restricted common stock for gross proceeds of $75,000, pursuant to a subscription agreement, to HFI. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, HFI became the Company's controlling stockholder.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005



Note I - Common Stock Transactions - Continued

Stock issuances - continued
---------------

On November 17, 2006, the Company sold to HFI 723,641 shares of restricted common stock for $217,092.30 or $0.30 per share. The transaction was effected pursuant to the terms of a Stock Purchase Agreement entered into by the Company and HFI on October 11, 2005. The purchase transaction was effected without registration in reliance upon Section 4(2) of the Securities Act of 1933. The form and terms of the purchase agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005.

On November 17, 2006, the Company satisfied the terms and conditions of a Settlement and Stock Issuance Agreement with W/F Investment Corp. (W/F), a shareholder of the Company, with the payment of $100,000 cash and the issuance of 107,000 shares of restricted common stock to settle the Company's $501,945.66 debt obligation to W/F. The form and terms of the agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005.


Note J - Commitments and Contingencies

In connection with the previously mentioned Stock Purchase Agreement and the January 2006 reverse stock split, the Company entered into a Settlement and Stock Issuance Agreement (Settlement Agreement) with W/F Investment Corp., a California corporation (W/F), pursuant to which (i) W/F would forgive the then approximate outstanding balance of $460,000, including accrued interest of approximately $70,000, that was loaned to the Company for purposes of providing the Company with working capital, and in return, the Company will pay W/F $100,000 and issue 107,000 newly issued, restricted shares of the Company's common stock.

W/F was a secured lender of the Company and a member of W/F Nevstar LLC, a California corporation (W/F Nevstar) and a significant stockholder of the Company. William O. Fleischman, a member and the immediate past Chairman of our Board of Directors, is the managing member of W/F Nevstar.

All obligations under this Settlement and Stock Issuance Agreement were satisfied on November 17, 2006 and the Company has no further obligations to W/F Investment Corp.






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

(2)  Results of Operations, Liquidity and Capital Resources

Six month periods ended December 31, 2006 and 2005

The Company had no revenue for the respective six or three month periods ended December 31, 2006 and 2005, respectively.

During each of the six month periods ended December 31, 2006 and 2005, the Company recognized general operating expenses of approximately $14,400 and $19,000, which were directly related to the Company's compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Further, during the quarter ended December 31, 2005, the Company recognized a one-time gain on forgiveness of debt or approximately $9,985 related to the settlement and payment in full of the pre-petition tax liability owed to the Nevada Gaming Board.

The Company accrued interest expense on pre-petition tax liabilities and the Line of Credit note payable to W/F Investment Corp totaling approximately $25,900 and $19,700 for each of the six month periods ended December 31, 2005 and 2004, respectively. On November 17, 2007, the Company satisfied the requirements of a previously entered into Settlement and Stock Issuance Agreement with W/F Investment Corp. and, as a result thereof, paid the indebtedness due W/F Investment Corp. in full.

The Company and HFI, an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through December 31, 2006, HFI has advanced an aggregate $16,000 under this agreement, with an initial scheduled maturity date in May 2008.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  December  31,  2006,  the  Company  had  working  capital  of  approximately
$(67,900).

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

(b)  Changes in Internal Controls

     During the quarter ended December 31, 2006, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     On November 17, 2006, the Company sold to Halter Financial Investments, L.P. ("HFI") 723,641 shares of restricted common stock for $217,092.30 or $0.30 per share. The transaction was effected pursuant to the terms of a Stock Purchase Agreement entered into by the Company and HFI on November 17, 2006. The purchase transaction was effected without registration in reliance upon Section 4(2) of the Securities Act of 1933. The form and terms of the purchase agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005.

     The $217,092.30 in proceeds were used to satisfy the $100,000 cash requirement in the Settlement and Stock Issuance Agreement with W/F Investment Corp., retire certain trade accounts payable, pay certain operating expenses of the Company to maintain compliance with the requirements of the Securities Exchange Act of 1934, as amended, and to provide future operating capital.

     On November 17, 2006, the Company satisfied the terms and conditions of a Settlement and Stock Issuance Agreement with W/F Investment Corp. (W/F), a shareholder of the Company, with the payment of $100,000 cash and the issuance of 107,000 shares of restricted common stock to settle the Company's $501,945.66 debt obligation to W/F. The form and terms of the agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005.


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

                                                             Nevstar Corporation

Dated: January 31, 2007                             /s/ Timothy P. Halter
       ----------------                    -------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director