Form 10QSB
period 2007-03-31
NEVSTAR CORP
filed 2007-05-10
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X          Quarterly  Report  Under  Section  13 or 15(d) of the  Securities
-----------    Exchange Act of 1934

               For the quarterly period ended March 31, 2007

               Transition  Report  Under  Section 13 or 15(d) of the  Securities
-----------    Exchange Act of 1934



               For the transition period from ______________ to _____________



                         Commission File Number: 0-21071


                               Nevstar Corporation
             (Exact name of registrant as specified in its charter)

         Nevada                                               88-0309578
------------------------                              --------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 9, 2007: 1,250,090


Transitional Small Business Disclosure Format (check one): YES    NO X

                               Nevstar Corporation

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            13

  Item 3 Controls and Procedures                                              15


Part II - Other Information

  Item 1 Legal Proceedings                                                    15

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds          15

  Item 3 Defaults Upon Senior Securities                                      15

  Item 4 Submission of Matters to a Vote of Security Holders                  15

  Item 5 Other Information                                                    15

  Item 6 Exhibits                                                             15


Signatures 16


Part I
Item 1 - Financial Statements

                               Nevstar Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2007 and 2006

                                   (Unaudited)


                                                                 March 31,     March 31,
                                                                   2007          2006
                                                               -----------    -----------

                                     Assets
Assets
   Cash on hand and in bank                                    $    69,866    $       516
                                                               -----------    -----------

Total Assets                                                   $    69,866    $       516
                                                               ===========    ===========


                      Liabilities and Stockholders' Deficit

Current Liabilities
   Current portion of long-term pre-petition tax liabilities   $   113,638    $   113,658
   Accounts payable - trade                                           --           52,547
   Accrued interest payable                                         16,428         89,262
   Line of credit note payable to shareholder                         --          390,625
                                                               -----------    -----------
                                                                   130,066        646,072
                                                               -----------    -----------

Long-Term Liabilities
   Line of credit note payable to shareholder                       16,000           --
                                                               -----------    -----------

   Total Liabilities                                               146,066        646,072
                                                               -----------    -----------


Commitments and contingencies


Stockholders' Deficit Preferred stock - $0.01 par value.
     10,000,000 shares authorized
     None issued and outstanding                                      --             --
   Common stock - $0.01 par value.
     150,000,000 shares authorized.
     1,250,090 and 419,436 shares issued and outstanding,
     respectively                                                   12,501          4,194
   Additional paid-in capital                                    2,925,425        577,986
   Accumulated deficit - prior to development stage             (1,001,679)    (1,001,679)
   Deficit accumulated during development stage                 (2,012,447)      (226,027)
                                                               -----------    -----------

     Total Stockholders' Deficit                                   (76,200)      (645,556)
                                                               -----------    -----------

Total Liabilities and Stockholders' Deficit                    $    69,866    $       516
                                                               ===========    ===========




The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.




                               Nevstar Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                      Nine and Three months ended March 31,
              2007 and 2006 and Period from November 22, 2002 (date
                of bankruptcy settlement) through March 31, 2007

                                   (Unaudited)

                                                                                                  Period from
                                                                                                  November 22,
                                                                                                  2002 (date of
                                                                                                  bankruptcy
                                     Nine months     Nine months   Three months   Three months    settlement)
                                        ended           ended         ended          ended         through
                                      March 31,       March 31,      March 31,     March 31,       March 31.
                                        2007           2006           2007          2006            2007
                                    -----------    -----------    -----------    -----------    -----------


Revenues                           $      --      $      --      $      --      $      --      $      --

Expenses
   General and
     administrative expenses             5,075         33,586         (9,340)        14,529        157,999
   Consulting expense related to
     issuance of common stock
     at less than "fair value"       1,736,738           --             --             --        1,736,738
                                   -----------    -----------    -----------    -----------    -----------

Loss from Operations                (1,741,813)       (33,586)         9,340        (14,529)    (1,894,737)

Other Expense
   Other income                           --             --             --             --           20,000
   Gain on
     settlement of liabilities            --            9,985           --             --            9,985
   Interest expense                    (27,822)       (30,189)        (1,657)       (10,499)      (147,695)
                                   -----------    -----------    -----------    -----------    -----------

Income (Loss) before
   Provision for Income Taxes       (1,769,635)       (53,790)         7,683        (25,028)    (2,012,447)

Provision for
   Income Taxes                           --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------



Net Income (Loss)                   (1,769,635)       (53,790)         7,683        (25,028)    (2,012,447)

Other
   Comprehensive
   Income                                 --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------

Comprehensive Loss                 $(1,769,635)   $   (53,790)   $     7,683    $   (25,028)   $(2,012,447)
                                   ===========    ===========    ===========    ===========    ===========


Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted          $(2.14)         $(0.16)        $0.00          $(0.06)
                                      ====            ====          ====            ====

Weighted-average number
   of shares of common
   stock outstanding                828,706         326,370        1,250,090      419,436
                                    =======         =======        =========      =======



The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                        Nine months ended March 31, 2007
               and 2006 and Period from November 22, 2002 (date of
                  bankruptcy settlement) through March 31, 2007

                                   (Unaudited)

                                                                                            Period from
                                                                                            November 22,
                                                                                           2002 (date of
                                                                                            bankruptcy
                                                             Nine months     Nine months    settlement
                                                                ended           ended         through
                                                              March 31,       March 31,       March 31,
                                                                2007            2006           2007
                                                             -----------    -----------    -----------

Cash Flows from Operating Activities
   Net Loss                                                  $(1,769,635)   $   (53,790)   $(2,012,447)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation                                                 --             --             --
       Consulting expense related to issuance
         of common stock at less than "fair value"             1,736,738           --        1,736,738
       Gain on negotiated debt reduction in
         pre-petition tax liabilities                               --           (9,985)        (9,985)
       (Increase) Decrease in
         Accounts payable - trade                                (52,797)          --          (78,046)
         Pre-petition tax liabilities                               --             --          (47,234)
         Accrued interest payable                                 27,822         26,204        126,328
                                                             -----------    -----------    -----------
Net cash used in operating activities                            (57,872)       (37,571)      (284,646)
                                                             -----------    -----------    -----------


Cash Flows from Investing Activities                                --             --             --
                                                             -----------    -----------    -----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                            217,092         75,000        292,092
   Cash received from long-term debt                               8,500         10,321        184,000
   Cash paid on long-term debt                                  (100,000)       (47,234)      (121,580)
                                                             -----------    -----------    -----------
Net cash provided by financing activities                        125,592         38,087        354,512
                                                             -----------    -----------    -----------


Increase (Decrease) in Cash and Cash Equivalents                  67,720            516         69,866

Cash and cash equivalents at beginning of period                   2,146           --             --
                                                             -----------    -----------    -----------

Cash and cash equivalents at end of period                   $    69,866    $       516    $    69,866
                                                             ===========    ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $      --      $     3,985    $    19,985
                                                             ===========    ===========    ===========
   Income taxes paid (refunded)                              $      --      $      --      $      --
                                                             ===========    ===========    ===========




The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                               Nevstar Corporation
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2007 and 2006



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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



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

2.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of March 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



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

     At March 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

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


Note F - Pre-Petition Tax Liabilities

Pre-petition tax liabilities consist of approximately $129,440 (including accrued interest of approximately $15,802) to the Nevada Department of Taxation. Pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, the amounts will be paid in full, plus interest at 5% in quarterly payments ending September, 2009. Since the Company is in default with regard to its payments, the total pre-petition tax liabilities are presented as current liabilities in the accompanying balance sheet as of March 31, 2007.

During the quarter ended December 31, 2005, the Company reached a settlement agreement with the Nevada Gaming Commission and paid approximately $51,220 as a "settlement in full" on the outstanding debt, resulting in an approximate $9,985 gain on debt extinguishment.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



Note G - Line of Credit Notes Payable to Stockholders

W/F Investment Corp.

The Company had a $250,000 revolving line of credit with W/F Investment Corp, a company stockholder and key participant of the Company's Plan of Reorganization in the Second Chapter 11 Proceeding. In November 2006, this Line of Credit was paid in full pursuant to an October 2005 settlement agreement entered into between W/F Investment Corp. and the Company.

Halter Financial Investments, L. P.

The Company and Halter Financial Investments, L. P. (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through March 31, 2007, HFI has advanced an aggregate $16,000 under this agreement, with an initial scheduled maturity date in May 2008.


Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended March 31, 2007 and 2006 and for the period from November 22, 2002 (date of bankruptcy settlement) through March 31, 2007 is as follows:

                                                       Period from
                                                    November 22, 2002
                    Nine months      Nine months   (date of bankruptcy
                       ended            ended       settlement) through
                     March 31,        March 31,         March 31,
                       2007             2006             2007
                     -------          -------          -------


     Federal:
  Current           $  --            $  --            $  --
  Deferred             --               --               --
                    -------          -------          -------
                       --               --               --
                    -------          -------          -------
State:
  Current              --               --               --
  Deferred             --               --               --
                    -------          -------          -------
                       --               --               --
                    -------          -------          -------
  Total             $  --            $  --            $  --
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




                (Remainder of this page left blank intentionally)


                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended March 31, 2007 and 2006 and for the period from November 22, 2002 (date of bankruptcy settlement) through March 31, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                November 22, 2002
                                                            Nine months        Nine months     (date of bankruptcy
                                                              ended              ended         settlement) through
                                                             March 31,          March 31,           March 31,
                                                               2007               2006                2007
                                                            ---------           ---------           ---------

Statutory rate applied to income before income taxes        $(602,000)          $ (18,000)          $(684,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                          --                  --                  --
     Non-deductible consulting expense related to
       issuance of common stock at less than "fair value"     590,000                --               590,000
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward      12,000              18,000              94,000
                                                            ---------           ---------           ---------

     Income tax expense                                     $    --             $    --             $    --
                                                            =========           =========           =========




The Company's available net operating loss carryforward, subsequent to the October 28, 2005 change in control, is nominal and gives rise to a deferred tax asset as of March 31, 2007 and 2006, respectively. This deferred tax asset has been fully reserved due to the uncertainty of it's ultimate utilization, if any, in future periods.


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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



Note I - Common Stock Transactions - Continued

Stock issuances - continued

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

(2)  Results of Operations, Liquidity and Capital Resources

Nine month periods ended March 31, 2007 and 2006

The Company had no revenue for the respective nine or three month periods ended March 31, 2007 and 2006, respectively.

During each of the nine month periods ended March 31, 2007 and 2006, the Company recognized general operating expenses of approximately $5,000 and $33,600, which were principally related to the Company's compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. During the quarter ended March 31, 2007, the Company settled an outstanding trade account payable at a discount resulting in a reversal of approximately $19,800. During the quarter ended December 31, 2005, the Company recognized a one-time gain on forgiveness of debt or approximately $9,985 related to the settlement and payment in full of the pre-petition tax liability owed to the Nevada Gaming Board.

The Company accrued interest expense on pre-petition tax liabilities and Line of Credit notes payable of approximately $28,000 and $30,000 for each of the nine month periods ended March 31, 2007 and 2006, respectively. On November 17, 2007, the Company satisfied the requirements of a previously entered into Settlement and Stock Issuance Agreement with W/F Investment Corp. and, as a result thereof, paid the indebtedness due W/F Investment Corp. in full.

The Company and HFI, an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through March 31, 2007, HFI has advanced an aggregate $16,000 under this agreement, with an initial scheduled maturity date in May 2008.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2007, the Company had working capital of approximately $(60,200).

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

(b)  Changes in Internal Controls

     During the quarter ended March 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits

   Exhibits
     31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Nevstar Corporation

Dated: May 9, 2007                           /s/ Timothy P. Halter
       -----------                          ------------------------------------
                                                 Timothy P. Halter
                                            President, Chief Executive Officer
                                            Chief Financial Officer and Director