Form 10KSB
period 2007-06-30
NEVSTAR CORP
filed 2007-09-14
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                                     Form 10-KSB



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

       For the fiscal year ended June 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________ to _____________



                         Commission File Number: 0-21071

                               Nevstar Corporation
        (Exact name of small business issuer as specified in its charter)

        Nevada                                               88-0309578
-----------------------                              --------------------------
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


The issuer's revenues for the fiscal year ended June 30, 2007 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of September 12, 2007 was approximately $25,417, based on a quoted price of $0.15 per share and 169,449 shares held by non-affiliates.

As of September 12, 2007, there were 1,250,090 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X

                               Nevstar Corporation

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1     Description of Business                                             3
Item 2     Description of Property                                            13
Item 3     Legal Proceedings                                                  13
Item 4     Submission of Matters to a Vote of Security Holders                13

Part II

Item 5     Market for Company's Common Stock and Related
              Stockholders Matters                                            14
Item 6     Management's Discussion and Analysis or Plan of Operation          15
Item 7     Financial Statements                                              F-1
Item 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                         17
Item 8A    Controls and Procedures                                            17

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               18
Item 10    Executive Compensation                                             22
Item 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 23
Item 12    Certain Relationships and Related Transactions                     23
Item 13    Exhibits and Reports on 8-K                                        23
Item 14    Principal Accountant Fees and Services                             23

Signatures                                                                    25

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

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


                                     PART I

Item 1 - Description of Business

Background and Historical Operations
------------------------------------

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

The Company filed a Quarterly Report on Form 10-Q with the U. S. Securities and Exchange Commission ("SEC") on Form 10-Q, for the quarter ended March 31, 1999. At that time, the Company owned and operated the Mesquite Star, a hotel and casino in Mesquite, Nevada. The Company filed no further reports with the SEC until September 2002. The Company has insufficient financial records or suppporting documentation to recreate these records for the interim period because those records were lost or destroyed as a result of the foreclosure of the principal asset of the Company, the Mesquite Star Hotel and Casino.

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

As of the date of the accompanying financial statements and subsequent thereto, the Company does not have any operations. Accordingly, the Company and Halter Financial Investments, LP (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2007, HFI has advanced approximately $45,700 under this agreement, with an initial scheduled maturity date in May 2008.

During Fiscal 2007, the Company settled certain outstanding post-petition liabilities with various creditors providing professional services during the Company's bankruptcy period and prior to the October 11, 2005 change in control transaction and certain pre-petition liabilities with the Nevada Department of Taxation. As of the date of this report, the Company has nominal assets, consisting only of cash in bank and periodic trade accounts payable directly related to the maintenance of the corporate entity and compliance with the Company's responsibilities under the Securities Exchange Act of 1934, as amended; as well as the aforementioned loan payable to HFI.

The Company's equity securities are currently quoted on the Pink Sheets and have irregular trading volumes and pricing.

Since the October 15, 2003 auction of the Company's assets, the Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

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

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

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

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

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

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

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

Risk Factors
------------

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Limited Operating History makes Potential Difficult to Assess
-------------------------------------------------------------

The Company has had no operating history nor any revenues or earnings from operations since 2003. All efforts from our inception through 2003 were unsuccessful. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

There is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination
----------------------

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

It is anticipated that the Company's principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider his own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need For Additional Financing
--------------------------------------
The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors
--------------------------------

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks
--------------------------

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (C) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

There May Be A Scarcity of and/or Significant Competition For Business Opportunities and/or Combinations
---------------------------------
The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

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

Probable Change in Control of The Company and/or Management
-----------------------------------------------------------
In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

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

Limited or No Public Market Exists
----------------------------------

There is currently a limited public market for the Company's common stock, via the "Pink Sheets" and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

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

Blue Sky Consideration
----------------------
Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

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

Taxation
--------
Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.


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


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

Market for Trading

The  Company's  equity  securities  are  currently  quoted  on the  Pink  Sheets
over-the-counter   market  under  the  symbol  "NVSC"  and  have  irregular  and infrequent trading volumes and pricing.

The table below sets forth the high and low bid prices for the Company's common stock as obtained from the "historical quotes" section of www.bigcharts.com. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The following table sets forth the high and low closing bid prices for the periods indicated:


Year ended June 30, 2005                               High             Low
------------------------                               ----             ---
   1st Quarter                                        $0.30            $0.30
   2nd Quarter                                         0.30             0.30
   3rd Quarter                                         0.30             0.30
   4th Quarter                                         0.30             0.30

Year ended June 30, 2006
------------------------
   1st Quarter                                        $6.01            $0.30
   2nd Quarter                                         4.50             1.50
   3rd Quarter                                         7.55             1.50
   4th Quarter                                         7.55             7.51

Year ended June 30, 2007
------------------------
   1st Quarter                                        $7.51            $7.51
   2nd Quarter                                         7.51             0.15
   3rd Quarter                                         0.15             0.15
   4th Quarter                                         0.15             0.15

These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

As of September 12, 2007, there were approximately 671 shareholders of record of the Company's common stock

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

Recent Issuances of Unregistered Securities

On October 11, 2005, the Company sold 250,000 post-reverse split shares of restricted common stock for gross proceeds of $75,000, pursuant to a subscription agreement, to Halter Financial Investments, L. P., (a Texas Limited Partnership) (HFI), an entity controlled by Timothy P. Halter, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, HFI became the Company's controlling stockholder, owning approximately 59.60% of the 419,436 issued and outstanding shares of the Company's common stock.

The $75,000 in proceeds was used to satisfy the pre-petition debt payable to the Nevada Gaming Commission, retire certain trade accounts payable and pay certain operating expenses of the Company to maintain compliance with the requirements of the Securities Exchange Act of 1934, as amended

On November 17, 2006, the Company sold to HFI 723,641 shares of restricted common stock for approximately $217,000 or $0.30 per share. The transaction was effected pursuant to the terms of a Stock Purchase Agreement entered into by the Company and HFI on October 11, 2005. The purchase transaction was effected without registration in reliance upon Section 4(2) of the Securities Act of 1933. The form and terms of the purchase agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005. As this selling price was substantially below the "fair value" of comparable transactions, the Company recognized a charge to operations for consulting expense of approximately $1,736,700 equivalent to the difference between the established "fair value" of $2.70 per share (as determined by the quoted closing price of the Company's common stock on the date of the transaction) and the selling price of $0.30 per share.

On November 17, 2006, the Company satisfied the terms and conditions of a Settlement and Stock Issuance Agreement with W/F Investment Corp. (W/F), a shareholder of the Company, with the payment of $100,000 cash and the issuance of 107,000 shares of restricted common stock to settle the Company's debt obligation to W/F of approximately $501,945. The form and terms of the agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005.


Item 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had no revenue for the respective years ended June 30, 2007 and 2006, respectively.

During each of the years ended June 30, 2007 and 2006, the Company recognized general operating expenses of approximately $10,600 and $39,700, respectively, which were directly related to the Company's compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Further, during the quarter ended June 30, 2007, the Company recognized a one-time gain on forgiveness of debt or approximately $44,600 related to the settlement and payment in full of the pre-petition tax liability owed to the Nevada Department of Taxation..

The Company accrued interest expense on pre-petition tax liabilities and the Line of Credit notes payable to two separate shareholders totaled approximately $28,600 and $40,900 for each of the years ended June 30, 2007 and 2006, respectively. During the year ended June 30, 2007, the Company settled the outstanding obligations to the Nevada Department of Taxation and W/F Investment Corp. on April 9, 2007 and November 17, 2006, respectively. There are no continuing obligation on the part of the Company for either of these items.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2007 and 2006, the Company had working capital of approximately $(37,900) and $(654,800), respectively.

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

The Company and Halter Financial Investments, LP (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2007, HFI has advanced approximately $45,700 under this agreement, with an initial scheduled maturity date in May 2008.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

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

None.

Item 8A - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

          Name            Age                  Position Held and Tenure
          ----            ---                  ------------------------
     Timothy P. Halter    41              President, Chief Executive Officer
                                              Chief Financial Officer and
                                              Director

The  director  named  above  will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

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

Biographical Information

Timothy P. Halter - Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations. Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (Nasdaq: DXPE), and is an officer and director of Nevstar Corporation, a Nevada corporation, Marketing Acquisition Corp., a Nevada corporation, Energroup Technologies Corp., a Utah corporation, BTHC VIII, Inc. and BTHC X, Inc., each a Delaware corporation. Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Mr. Halter has significant experience acting in the capacity of the principal stockholder, a director and an executive officer of blank check companies. The following table identifies those companies with which Mr. Halter has been affiliated that operated as a blank check company at some point in their history and whose securities are registered under the Exchange Act. The table also details Mr. Halter's prior and present involvement with each referenced company and the current status of each company's business operations. The business descriptions provided below are derived from the respective entities' periodic reports as filed with the SEC. Except for Nevstar Corporation, BTHC VIII, Inc., BTHC X, Inc., Marketing Acquisition Corp., and Energroup Technologies Corp., we have made no independent verification of the accuracy of the disclosure found in such reports or whether the entities are current in the filing of their respective periodic reports with the SEC.

As noted in the table below, Mr. Halter is currently a director, officer and principal shareholder of Nevstar Corporation, a Nevada corporation, Marketing Acquisition Corp., a Nevada corporation, Energroup Technologies Corp., a Utah corporation, BTHC VII, Inc., BTHC VIII, Inc. and BTHC X, Inc., and BTHC XIV, Inc., each a Delaware corporation.. Regarding the other registrants listed in the table, Mr. Halter was not affiliated with any of the operating businesses prior to the consummation of the reverse merger transaction and resigned as an officer and director upon consummation of the transaction. After the merger transaction, Mr. Halter did not participate in the management of any of the registrants and ceased being a principal shareholder. Other than being a minority shareholder of certain of the registrants, Mr. Halter is not affiliated with, and does not control, any of the registrants.



---------------------- ------------------------------- ----------------------------------- -----------------------------
Name of Registrant     Date of Registration/SEC File   Nature of Interest                  Current Status of Registrant
                       Number
---------------------- ------------------------------- ----------------------------------- -----------------------------

Athersys, Inc.         Form 10 filed on July 6,        Mr. Halter remains a minority       The company is in the
(formerly BTHC VI,     2006; SEC File Number           stockholder of the company.  Mr.    business of developing
Inc.)                  000-52108                       Halter resigned as an officer and   therapeutic product
                                                       director of the company as a        candidates.
                                                       result of a change in control
                                                       transaction completed on June 8,
                                                       2007.
---------------------- ------------------------------- ----------------------------------- -----------------------------
Avatar Systems, Inc.   Form 10 filed on June 25,       Mr. Halter remains a minority       The company is in the
                       2001; SEC File Number           stockholder of the company.  Mr.    business of providing
                       000-32925                       Halter resigned as an officer and   petroleum industry
                                                       director of the company as a        solutions for accounting
                                                       result of a change in control       and financial management.
                                                       transaction completed on November
                                                       14, 2000.
---------------------- ------------------------------- ----------------------------------- -----------------------------
Bitech Pharma, Inc.    Form 10 filed on December       Mr. Halter remains a minority       The company is in the
                       16, 2005; SEC File Number       stockholder of the company.  Mr.    business of developing and
                       000-51684                       Halter resigned as an officer and   producing therapeutic
                                                       director of the company as a        protein products.
                                                       result of a change in control
                                                       transaction completed on June 30,
                                                       2005.
---------------------- ------------------------------- ----------------------------------- -----------------------------
BTHC VII, Inc.         Form 10 filed on July 10,       Mr. Halter remains a minority       The company is engaged in
                       2006; SEC File Number           stockholder of the company.  Mr.    the retail jewelry business.
                       000-52123                       Halter resigned as an officer and
                                                       director of the company as a
                                                       result of a change in control
                                                       transaction completed in July
                                                       2007.
  ---------------------- ------------------------------- ----------------------------------- -----------------------------
BTHC VIII, Inc.        Form 10-SB filed on September   Mr. Halter acquired control on      The company is a shell
                       21, 2006; SEC File Number       August 7, 2006 and currently        company.
                       0-52232                         serves as its sole officer and
                                                       director.
---------------------- ------------------------------- ----------------------------------- -----------------------------
BTHC X, Inc.           Form 10 filed on September      Mr. Halter acquired control on      The company is a shell
                       22, 2006; SEC File Number       August 16, 2006 and currently       company.
                       0-52237                         serves as its sole officer and
                                                       director.
---------------------- ------------------------------- ----------------------------------- -----------------------------
BTHC XIV, Inc.         Form 10-SB filed on July 9,     Mr. Halter acquired control on      The company is a shell
                       2007; SEC File Number           August 16, 2006 and currently       company.
                       000-52722                       serves as its sole officer and
                                                       director.
---------------------- ------------------------------- ----------------------------------- -----------------------------
China Agritech, Inc.   Form 10 filed on February 2,    Mr. Halter acquired a controlling   The company is currently
                       2002; Current SEC File Number   interest in the company on May      engaged in the business of
                       0-49608                         25, 2004, and acted as its sole     producing organic liquid
                                                       officer and director until his      compound fertilizers.
                                                       resignation as a result of a
                                                       change in control transaction
                                                       completed on February 3, 2005.
                                                       Mr. Halter remains a minority
                                                       stockholder of the company.
---------------------- ------------------------------- ----------------------------------- -----------------------------
China BAK Battery,     The company originally filed    Mr. Halter acquired a controlling   The company is a
Inc.                   a registration statement on     interest in the company on June     manufacturer of lithium-ion
                       Form S-1 on June 10, 2000 and   14, 2004, and acted as its sole     batteries and related
                       a Form 8-A12G on March 29,      officer and director until his      products.
                       2002; SEC File Number           resignation as a result of a
                       000-49712                       change in control transaction
                                                       completed on January 20, 2005.
                                                       Mr. Halter remains a minority
                                                       stockholder of the company
---------------------- ------------------------------- ----------------------------------- -----------------------------
China Digital          The company originally became   Mr. Halter acquired a controlling   The company is a provider
Wireless, Inc.         obligated to file reports       interest in the company on          of value added information
                       with the SEC in 1983 with the   February 23, 2004, and acted as     services to mobile phone
                       filing of a Registration        its sole officer and director       subscribers in China.
                       Statement on Form S-18(File     until his resignation as a result
                       Number 2-84351); Current SEC    of a change in control
                       File Number 0-12536.            transaction completed on June 23,
                                                       2004. Mr. Halter remains
                                                       a minority stockholder of
                                                       the company.
---------------------- ------------------------------- ----------------------------------- -----------------------------
China Pharma          Form 10 filed on February 15,   Mr. Halter acquired a controlling   The company's primary
Holdings, Inc.        2000; SEC File Number 000-29523 interest in the company on May 11,  business is research,
                                                      2005, and acted as its sole         development, manufacturing
                                                      officer and director until the      and sale of
                                                      completion of a change in control   bio-pharmaceutical products.
                                                      transaction on October 20, 2005.
                                                      Mr. Halter remains a minority
                                                      stockholder of the company.
------------------------------------------------------------------------------------------------------------------------
 China Ritar Power    Form 10-SB filed on April 29,   Mr. Halter remains a minority       The company is a
Corp. (formerly       1999; SEC File Number 000-25901 stockholder of the company.  Mr.    manufacturer of lead acid
Concept Ventures                                      Halter resigned as an officer and   batteries.
Corp.)                                                director of the company as a
                                                      result of a change in control
                                                      transaction completed on February
                                                      16, 2007.
------------------------------------------------------------------------------------------------------------------------







------------------------------------------------------------------------------------------------------------------------
Games, Inc            Form 10 filed on November 15,   Mr. Halter remains a minority       The company is a technology
                      2001; SEC File Number 000-33345 stockholder of the company.  Mr.    company operating in the
                                                      Halter resigned as an officer and   area of interactive
                                                      director of the company as a        entertainment.
                                                      result of a change in control
                                                      transaction completed on September
                                                      30, 2001.
------------------------------------------------------------------------------------------------------------------------
International Stem    Form 10 filed on April 4,       Mr. Halter remains a minority       The company is engaged in
Cell Corp. (formerly  2006; SEC File Number 000-51891 stockholder of the company.  Mr.    the business of developing
BTHC III, Inc.)                                       Halter resigned as an officer and   theraeutic products.
                                                      director of the company as
                                                      a result of a change in
                                                      control transaction
                                                      completed on December 28,
                                                      2006.
------------------------------------------------------------------------------------------------------------------------
KMG Chemicals, Inc.   Form 10 filed on December 6,    Mr. Halter is not a current         The company is a seller of
                      1996; SEC File Number 000-29278 stockholder of the company.  Mr.    industrial wood preserving
                                                      Halter resigned as an officer and   chemicals in the United
                                                      director of the company as a        States.
                                                      result of a change in control
                                                      transaction completed on October
                                                      15, 1996.
------------------------------------------------------------------------------------------------------------------------
MGCC Investment       The company became public via   Mr. Halter remains a minority       The company is a
Strategies, Inc.      the filing of a SB-2            stockholder of the company.  Mr.    manufacturer of auto parts.
                      registration statement filed    Halter resigned as an officer and
                      in October 2001, SEC File       director of the company as a
                      Number 000-50883                result of the change in control
                                                      transaction completed on June 22,
                                                      2006.
------------------------------------------------------------------------------------------------------------------------
Millennium Quest,     The company became public via   Mr. Halter remains a minority       The company is a shell
Inc.                  the filing of a Form 10         stockholder of the company.  Mr.    company.
                      registration statement filed    Halter resigned as an officer and
                      in September 2000, SEC File     director of the company as a
                      Number 000-31619                result of the change in control
                                                      transaction completed on May3,
                                                      2007.
------------------------------------------------------------------------------------------------------------------------
Microwave             Form 10 filed on March 31,      Mr. Halter is not a current         The company is currently
Transmission          2000; SEC File Number 000-30722 stockholder of the company.  Mr.    engaged in the business of
Systems, Inc.                                         Halter resigned as an officer and   constructing and maintaining
                                                      director of the company on as a     wireless communications
                                                      result of a change in control       transmitting and recovering
                                                      transaction completed on August 6,  facilities.
                                                      1999.
------------------------------------------------------------------------------------------------------------------------
Nevstar Corporation    The Company filed a             Mr. Halter acquired control of      The company is a shell
                       registration statement on       the company on October 11, 2005     company.
                       Form S-1 on September 24,       and currently serves as its sole
                       1997; SEC File Number           officer and director.
                       000-21071
---------------------- ------------------------------- ----------------------------------- -----------------------------
Playlogic             The company filed with the SEC  Mr. Halter acquired a controlling   The company is presently
Entertainment, Inc.   a registration statement on     interest in the company on          engaged in the business of
                      Form SB-2 on August 30, 2001 December 15, 2004, and acted
                      as developing gaming software. and a Form 8-A12G on
                      February its sole officer and director 28, 2002; SEC File
                      Number until the completion of a change 000-49649 in
                      control transaction on June 3,
                                                      2005. Mr. Halter remains a
                                                      minority stockholder of
                                                      the company.
------------------------------------------------------------------------------------------------------------------------
Polymedix, Inc.       Form 10 filed on April 5,       Mr. Halter resigned as an officer   The company is a
                      2006; SEC File Number 000-51895 and director on October 6, 2005.    bio-technology company
                                                      Mr. Halter remains a
                                                      minority focusing on
                                                      research of stockholder of
                                                      the company. infectious
                                                      diseases.
------------------------------------------------------------------------------------------------------------------------
Point Acquisition     The company became public via   Mr. Halter remains a minority       The company is engaged in
Corp.                 the filing of a Form 10         stockholder of the company.  Mr.    the business of
                      registration statement filed    Halter resigned as an officer and   manufacturing monolithic
                      in September 2005, SEC File     director of the company as a        refractory products.
                      Number 000-51527                result of the change in control
                                                      transaction completed on April 25,
                                                      2007
------------------------------------------------------------------------------------------------------------------------
Redpoint Bio Corp.    The company became public via   Mr. Halter remains a minority       The company is presently
(formerly Robcor      the filing of a SB-2            stockholder of the company.  Mr.    engaged in the development
Properties, Inc.)     registration statement filed    Halter resigned as an officer and   of biotech products.
                      on May 19, 2005; SEC File       director of the company as a
                      Number 000-51708                result of a change in control
                                                      transaction completed on March 12,
                                                      2007.
------------------------------------------------------------------------------------------------------------------------






------------------------------------------------------------------------------------------------------------------------
RTO Holdings, Inc.    The Company originally became   Mr. Halter acquired control of the  The company is presently
                      public in 1986 pursuant to the  company on June 21, 2006 and        engaged in the development
                      filing of a registration        served as its sole officer and      and operation of ethanol
                      statement under the Securities  director until August 29, 2006      manufacturing facilities.
                      Act of 1933; SEC File Number    when a change in control
                      000-15579                       transaction was consummated. Mr.
                                                      Halter remains a minority
                                                      stockholder of the
                                                      company.
------------------------------------------------------------------------------------------------------------------------
Segmentz, Inc.        Form 10 filed on January 30,    Mr. Halter remains a minority       The company is currently
                      2002; SEC File Number 000-49606 stockholder of the company.  Mr.    engaged in the business of
                                                      Halter resigned as officer and      providing transportation
                                                      director of the company as a        services to clients in the
                                                      result of a change in control       U.S. and Canada.
                                                      transaction completed on January
                                                      31, 2001.
------------------------------------------------------------------------------------------------------------------------
Shelron Group, Inc.   Form 10 filed on October 11,    Mr. Halter is not a current         The company is currently
                      2000; SEC File Number 000-31176 stockholder of the company.  Mr.    engaged in the business of
                                                      Halter resigned as an
                                                      officer and developing
                                                      business director of the
                                                      company as a intelligence
                                                      software and result of a
                                                      change in control
                                                      comparative shopping
                                                      transaction completed on
                                                      April 26, software
                                                      programs. 2000.
------------------------------------------------------------------------------------------------------------------------
Sutor Technology,     The company originally became   Mr. Halter remains a minority       The company is engaged in
Inc.                  obligated to file reports with  stockholder of the company.  Mr.    the business of
                      the SEC as the result of its    Halter resigned as an officer and   manufacturing and selling
                      1989 filing of a registration   director of the company as a        steel fabrication products.
                      statement on Form SB-2; SEC     result of a change in control
                      File Number 333-83351.          transaction completed on February
                                                      1, 2007.
------------------------------------------------------------------------------------------------------------------------

Tiens Biotech Group,   Form 10 filed on March 7,       Mr. Halter remains a minority       The Company primarily
Inc.                   2002; SEC File Number           stockholder of the company.  Mr.    engages in the development,
                       000-49666                       Halter resigned as an officer and   manufacturing, and
                                                       director of the company as a        marketing of nutrition
                                                       result of a change in control       supplement products.
                                                       transaction completed on February
                                                       11, 2002.
---------------------- ------------------------------- ----------------------------------- -----------------------------
Winner Medical        The company originally became   Mr. Halter acquired a controlling   The company is involved in
Group, Inc.           obligated to file reports with  interest in the company on          the development,
                      the SEC as the result of its    November 4, 2005, and acted as its  manufacturing and marketing
                      1989 filing of a registration   sole officer and director until     of medical dressings and
                      statement on Form S-18; SEC     the completion of a change in       medical disposables.
                      File Number 000-16547.          control transaction on December
                                                      16, 2005.  Mr. Halter remains a
                                                      minority stockholder of the
                                                      company.
------------------------------------------------------------------------------------------------------------------------
Zeolite Exploration    The company originally became   Mr. Halter acquired a controlling   The company owns and
Company                public with the filing of a     interest in the company on          operates a nano
                       Registration Statement on       November 30, 2005, and acted as     precipitated calcium
                       Form SB-2 on October 23,        its sole officer and director       carbonate manufacturing
                       2002; SEC File Number           until the completion of a change    company in China.
                       333-74670                       in control transaction on March
                                                       31, 2006.  Mr. Halter remains a
                                                       minority stockholder of the
                                                       company.
---------------------- ------------------------------- ----------------------------------- -----------------------------

In addition to the companies listed above, Mr. Halter is an officer, director, and shareholder of several private companies.

It is specifically noted that the relative success or failure of any of the entities referenced above subsequent to Mr. Halter's affiliation should not be deemed an indication of the possibility of our success or failure upon the completion of our current plan of operations.

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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended June 30, 2007 and/or 2006 no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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




                (Remainder of this page left blank intentionally)

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

                                                                % of Class
     Name and address                     Number of Shares   Beneficially Owned
     ----------------                     ----------------   ------------------

Halter Financial Investments, L. P.          973,641             77.89%
12890 Hilltop Road
Argyle TX 76226

W/F Investment Corp.                         107,000              8.56%
1900 Avenue of the Stars, Suite 2410,
Los Angeles CA  90067

Executive Officers and Directors as          973,641             77.89%
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

Exhibits
--------

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------
   None


Item 14 - Principal Accountant Fees and Services

                                   Year ended        Year ended
                                 June 30, 2007     June 30, 2006
                                 -------------     -------------

1.            Audit fees           $16,000           $17,500
2.            Audit-related fees      --                --
3.            Tax fees                --                --
4.            All other fees          --                --
                                   -------           -------

     Totals                        $16,000           $17,500
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

The Board reviewed the audited financial statements of the Company as of and for the years ended June 30, 2007 and 2006 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2007 for filing with the U. S. Securities and Exchange Commission.

The Company's principal accountant, Rose, Snyder & Jacobs did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.



                (Remainder of this page left blank intentionally)



              (Financial statements follow, beginning on Page F-1)

                                                 Nevstar Corporation
                                            (a development stage company)

                                                      Contents


                                                                            Page

Report of Independent Registered Certified Public Accounting Firm            F-2

Financial Statements

   Balance Sheets
     as of June 30, 2007 and 2006                                            F-3

   Statements of Operations and Comprehensive Loss
     for the years ended June 30, 2007 and 2006 and
     for the period from November 22, 2002
       (date of bankruptcy settlement) through June 30, 2007                 F-4

   Statements of Changes in Stockholders' Equity
     for the period from November 22, 2002
       (date of bankruptcy settlement) through June 30, 2007                 F-5

   Statements of Cash Flows
     for the years ended June 30, 2007 and 2006 and
     for the period from November 22, 2002
       (date of bankruptcy settlement) through June 30, 2007                 F-6

   Notes to Financial Statements                                             F-7

                       LETTERHEAD OF ROSE, SNYDER & JACOBS
                  A CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS



        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Nevstar Corporation

We have audited the accompanying balance sheets of Nevstar Corporation (the Company) (a Nevada corporation and development stage company) as of June 30, 2007 and 2006 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended June 30, 2007 and 2006, and for the period from November 22, 2002 (date of bankruptcy settlement) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevstar Corporation as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006, and for the period from November 22, 2002 through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company did not generate revenue and is not operating which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
August 22, 2007


                               Nevstar Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2007 and 2006


                                                              June 30, 2007     June 30, 2006
                                                               -----------       -----------
                                     Assets
Assets
   Cash on hand and in bank                                    $     9,342       $     2,146
                                                               -----------       -----------

Total Assets                                                   $     9,342       $     2,146
                                                               ===========       ===========


                      Liabilities and Stockholders' Deficit

Current Liabilities
   Current portion of long-term pre-petition tax liabilities   $      --         $   113,638
   Accounts payable - trade                                            275            52,797
   Accrued interest payable                                          1,233            99,927
   Line of credit payable to shareholder                            45,753           390,625
                                                               -----------       -----------
                                                                    47,261           656,987
                                                               -----------       -----------

Long-Term Liabilities
   Line of credit payable to shareholder                              --               7,500
                                                               -----------       -----------

   Total Liabilities                                                47,261           664,487
                                                               -----------       -----------


Commitments and contingencies


Stockholders' Deficit Preferred stock - $0.01 par value.
     10,000,000 shares authorized
     None issued and outstanding                                      --                --
   Common stock - $0.01 par value.
     150,000,000 shares authorized.
     1,250,090 and 419,449 shares
       issued and outstanding, respectively                         12,501             4,194
   Additional paid-in capital                                    2,925,425           577,956
   Accumulated deficit prior to development stage               (1,001,679)       (1,001,679)
   Deficit accumulated during development stage                 (1,974,166)         (242,812)
                                                               -----------       -----------

     Total Stockholders' Deficit                                   (37,919)         (662,341)
                                                               -----------       -----------

Total Liabilities and Stockholders' Deficit                    $     9,342       $     2,146
                                                               ===========       ===========



   The accompanying notes are an integral part of these financial statements.




                               Nevstar Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                     Years ended June 30, 2007 and 2006 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                             through June 30, 2007



                                                                                              Period from
                                                                                           November 22, 2002
                                                                                          (date of bankruptcy
                                                  Year ended            Year ended        settlement) through
                                                 June 30, 2006         June 30, 2007         June 30, 2007
                                                  -----------           -----------           -----------

Revenues                                          $      --             $      --             $      --

Operating Expenses
   General and administrative expenses                 10,627                39,706               163,551
   Consulting expense related to issuance
     of common stock at less than "fair value"      1,736,738                  --               1,736,738
                                                  -----------           -----------           -----------
   Total Operating Expenses                         1,747,365                39,706             1,900,289
                                                  -----------           -----------           -----------

Loss from Operations                               (1,747,365)              (39,706)           (1,900,289)

Other Expense
   Other income                                          --                    --                  20 000
   Gain on settlement of liabilities                   44,581                 9,985                54,566
   Interest expense                                   (28,570)              (40,854)             (148,443)
                                                  -----------           -----------           -----------

Loss before Provision for Income Taxes             (1,731,354)              (70,575)           (1,974,166)

Provision for Income Taxes                               --                    --                    --
                                                  -----------           -----------           -----------

Net Loss                                           (1,731,354)              (70,575)           (1,974,166)

Other Comprehensive Income                               --                    --                    --
                                                  -----------           -----------           -----------

Comprehensive Loss                                $(1,731,354)          $   (70,575)          $(1,974,166)
                                                  ===========           ===========           ===========

Loss per weighted-average share of common stock
   outstanding, computed on Net Loss -
   basic and fully diluted                        $     (1.86)          $     (0.20)
                                                  ===========           ===========

Weighted-average number of shares
   of common stock outstanding                        933,764               349,586
                                                  ===========           ===========


   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                      Statement of Changes in Stockholders'
            Deficit Period from November 22, 2002 (date of bankruptcy
                        settlement) through June 30, 2007




                                                                                  Accumulated      Deficit
                                                                                   deficit       accumulated
                                             Common Stock            Additional    prior to      during the
                                             ------------             paid-in     development    development
                                         Shares        Amount         capital       stage           stage          Total
                                      -----------    -----------    -----------   -----------    -----------    -----------

Stock issued pursuant
   to Plan of Reorganization
   at Settlement Date on
   November 22, 2002                   50,715,008    $   507,150    $      --     $(1,001,679)   $      --      $  (494,529)
 Effect of January 12, 2006
   1 for 300 reverse stock split      (50,545,559)      (505,456)       505,456          --             --             --
                                      -----------    -----------    -----------   -----------    -----------    -----------



As restated                               169,449          1,694        505,456    (1,001,679)          --         (494,529)

Net loss for the period                      --             --             --            --          (36,007)       (36,007)
                                      -----------    -----------    -----------   -----------    -----------    -----------



Balances at
   June 30, 2003                          169,449          1,694        505,456    (1,001,679)       (36,007)      (530,536)


Net loss for the year                        --             --             --            --          (78,612)       (78,612)
                                      -----------    -----------    -----------   -----------    -----------    -----------



Balances at
   June 30, 2004                          169,449          1,694        505,456    (1,001,679)      (114,619)      (609,148)


Net loss for the year                        --             --             --            --          (57,618)       (36,007)
                                      -----------    -----------    -----------   -----------    -----------    -----------



Balances at
   June 30, 2005                          169,449          1,694        505,456    (1,001,679)      (172,237)      (666,766)


Private placement sale
   of common stock                        250,000          2,500         72,500          --             --           75,000

Net loss for the year                        --             --             --            --          (70,575)       (70,575)
                                      -----------    -----------    -----------   -----------    -----------    -----------



Balances at
   June 30, 2006                          419,449          4,194        577,956    (1,001,679)      (242,812)      (662,341)


Issuance of common stock
   for private placement for cash         723,641          7,237        209,856          --             --          217,093
   for retirement of debt and
     accrued interest                     107,000          1,070        400,875          --             --          401,945
     Consulting expense for
     value of common stock
     sold at less than "fair value"          --             --        1,736,738          --             --        1,736,738

Net loss for the year                        --             --             --            --       (1,731,354)    (1,731,354)
                                      -----------    -----------    -----------   -----------    -----------    -----------



Balances at
   June 30, 2007                        1,250,090    $    12,501    $ 2,925,425   $(1,001,679)   $(1,974,166)   $   (37,919)
                                      ===========    ===========    ===========   ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Years ended June 30, 2007 and 2006 and
          Period from November 22, 2002 (date of bankruptcy settlement)
                             through June 30, 2007



                                                                                                Period from
                                                                                             November 22, 2002
                                                                                            (date of bankruptcy
                                                     Year ended            Year ended       settlement) through
                                                    June 30, 2007         June 30, 2006       June 30, 2007
                                                     -----------          -----------          -----------

Cash Flows from Operating Activities
   Net Loss                                          $(1,731,354)         $   (70,575)         $(1,974,166)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                         --                   --                   --
       Consulting expense related to issuance
         of common stock at less than "fair value"     1,736,738                 --              1,736,738
       Gain on negotiated debt reduction in
         pre-petition tax liabilities                    (44,581)              (9,985)             (54,566)
       Increase (Decrease) in
         Accounts payable - trade                        (52,522)                 250              (77,771)
         Pre-petition tax liabilities                    (85,000)             (47,234)            (132,234)
         Accrued interest payable                         28,570               36,869              127,076
                                                     -----------          -----------          -----------
Net cash used in operating activities                   (148,149)             (90,675)            (374,923)
                                                     -----------          -----------          -----------


Cash Flows from Investing Activities                        --                   --                   --
                                                     -----------          -----------          -----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                    217,092               75,000              292,092
   Proceeds from loans payable to stockholders            38,253               17,821              213,753
   Cash paid on loans payable to stockholders           (100,000)                --               (121,580)
                                                     -----------          -----------          -----------
Net cash provided by financing activities                155,345               92,821              384,265
                                                     -----------          -----------          -----------


Increase in Cash and Cash Equivalents                      7,196                2,146                9,342

Cash and cash equivalents at beginning of period           2,146                 --                   --
                                                     -----------          -----------          -----------

Cash and cash equivalents at end of period           $     9,342          $     2,146          $     9,342
                                                     ===========          ===========          ===========

Supplemental Disclosures of
   Interest and Income Taxes Paid
   Interest paid during the period                   $      --            $     3,985          $    19,985
                                                     ===========          ===========          ===========
   Income taxes paid (refunded)                      $      --            $      --            $      --
                                                     ===========          ===========          ===========

Supplemental Disclosures of
   Non-Cash Investing and Financing Activities
   Conversion of note payable and accrued interest
     to stockholder into common stock                $   401,946          $      --            $   301,946
                                                     ===========          ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                               Nevstar Corporation
                        (a development stage enterprise)
                          Notes to Financial Statements
                             June 30, 2007 and 2006



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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



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

The Company has no post-bankruptcy operating history, limited cash on hand, no other operating assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements for each of the years ended June 30, 2007 and 2006, respectively, which includes a statement describing the Company's going concern status. This means, in the Company's auditor's opinion, substantial doubt exists about the Company's ability to continue as a going concern at the date of their opinion.

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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note C - Going Concern Uncertainty - Continued

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

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

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



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

     At June 30, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

     The weighted-average number of shares issued and outstanding as reflected in the accompanying financial statements have been adjusted to give effect to the aforementioned 1-for-300 reverse stock split.

4.   Pending and/or New Accounting Pronouncements
     --------------------------------------------

     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (FIN
     48). This interpretation requires the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

     The Company is also of the opinion that any other pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.


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


Note F - Pre-Petition Tax Liabilities

Certain pre-petition tax liabilities to the Nevada Department of Taxation were agreed to be retired, pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, plus interest at 5% in quarterly payments ending September, 2009. The Company settled this debt for $85,000 cash on April 9, 2007 and recognized an approximate $44,580 gain on debt extinguishment.

During the quarter ended December 31, 2005, the Company reached a settlement agreement with the Nevada Gaming Commission and paid approximately $51,220 as a "settlement in full" on the outstanding debt, resulting in an approximate $9,985 gain on debt extinguishment.


                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note G - Line of Credit Notes Payable to Shareholders

W/F Investment Corp.
--------------------

The Company had a $250,000 revolving line of credit with W/F Investment Corp, a company shareholder and key participant of the Company's Plan of Reorganization in the Second Chapter 11 Proceeding. As of June 30, 2007 and 2006, respectively, this Line of Credit has an outstanding balance of approximately $-0- and $390,625.

Proceeds from this Line of Credit were used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The Line of Credit bore interest at prime plus 2%, payable monthly. The Line of Credit was due October 31, 2007. Accrued interest on the Line of Credit totaled approximately $-0- and $88,219 at June 30, 2007 and 2006, respectively.

On November 17, 2006, the Company satisfied the terms and conditions of a Settlement and Stock Issuance Agreement with W/F Investment Corp. (W/F), a shareholder of the Company, with the payment of $100,000 cash and the issuance of 107,000 shares of restricted common stock to settle the Company's aggregate approximately $501,946 debt obligation to W/F. The form and terms of the agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005.

Halter Financial Investments, LP
--------------------------------

The Company and Halter Financial Investments, LP (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2007 and 2006, respectively, HFI has advanced approximately $45,753 and $7,500, respectively, under this agreement, with an initial scheduled maturity date in May 2008.


Note H - Income Taxes

The components of income tax (benefit)  expense for each of the years ended June
30, 2007 and 2006 and for the period from November 22, 2002 (date of bankruptcy settlement) through June 30, 2007 is as follows:

                                                                       Period from
                                                                    November 22, 2002
                                                                   (date of bankruptcy
                                 Year ended         Year ended     settlement) through
                                June 30, 2007     June 30, 2006       June 30, 2007
                                -------------     -------------       -------------

       Federal:
         Current                  $   --             $   --            $    --
         Deferred                     --                 --                 --
                                  -------             ------             ------
                                      --                 --                 --
                                  -------             ------             ------
       State:
         Current                      --                 --                 --
         Deferred                     --                 --                 --
                                  -------             ------             ------
                                      --                 --                 --
                                  -------             ------             ------
         Total                    $   --             $   --             $   --
                                  =======            =======            =======



                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note H - Income Taxes - Continued

As a result of a October 28, 2005 change in control, the Company has a net operating loss carryforward of approximately $41,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period;
whether there is a deemed more than 50 percent change in control involving holders of 5.0% or more of the issued and outstanding shares of common stock;
the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended June 30, 2007 and 2006 and for the period from November 22, 2002 (date of bankruptcy settlement) through June 30, 2007 respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                    Period from
                                                                                                 November 22, 2002
                                                                                                (date of bankruptcy
                                                           Year ended          Year ended       settlement) through
                                                          June 30, 2007       June 30, 2006       June 30, 2007
                                                          -------------       -------------       -------------


Statutory rate applied to income before income taxes        $(588,700)            $ (24,000)            $(671,300)
Increase (decrease) in income taxes resulting from:
     State income taxes                                          --                    --                    --
     Compensation expense related to common
     stock issuances at less than "fair value"                590,500                  --                 590,500
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward      (1,800)               24,000                80,800
                                                            ---------             ---------             ---------

     Income tax expense                                     $    --               $    --               $    --
                                                            =========             =========             =========


The Company's available net operating loss carryforward, subsequent to the October 28, 2005 change in control, is approximately $41,000 and gives rise to a deferred tax asset of approximately $14,000 as of June 30, 2007. This deferred tax asset is fully reserved due to the uncertainty of it's ultimate utilization, if any, in future periods.


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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



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

On November 17, 2006, the Company sold to HFI 723,641 shares of restricted common stock for approximately $217,000 or $0.30 per share. The transaction was effected pursuant to the terms of a Stock Purchase Agreement entered into by the Company and HFI on October 11, 2005. The purchase transaction was effected without registration in reliance upon Section 4(2) of the Securities Act of 1933. The form and terms of the purchase agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005. As this selling price was substantially below the "fair value" of comparable transactions, the Company recognized a charge to operations for consulting expense of approximately $1,736,700 equivalent to the difference between the established "fair value" of $2.70 per share (as determined by the quoted closing price of the Company's common stock on the date of the transaction) and the selling price of $0.30 per share.

On November 17, 2006, the Company satisfied the terms and conditions of a Settlement and Stock Issuance Agreement with W/F Investment Corp. (W/F), a shareholder of the Company, with the payment of $100,000 cash and the issuance of 107,000 shares of restricted common stock to settle the Company's debt obligation to W/F of approximately $501,945. The form and terms of the agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005.





                (Remainder of this page left blank intentionally)


                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                          Nevstar Corporation

Dated: September 12, 2007                          By:  /s/ Timothy P. Halter
       ------------------                               ------------------------
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

                                                          Nevstar Corporation

Dated: September 12, 2007                          By:  /s/ Timothy P. Halter
       ------------------                               ------------------------
                                                            Timothy P. Halter
                                                     President, Sole Director
                                                  Chief Executive Officer and
                                                      Chief Financial Officer