Form 10QSB
period 2007-09-30
NEVSTAR CORP
filed 2007-10-30
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2007

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 17, 2007: 1,250,090
                                          ---------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X

                               Nevstar Corporation

              Form 10-QSB for the Quarter ended September 30, 2007

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



Part I
Item 1 - Financial Statements

                               Nevstar Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2007 and 2006

                                   (Unaudited)


                                                               September 30,  September 30,
                                                                   2007          2006
                                                               -----------    -----------
                                     Assets
Assets
   Cash in bank                                                $     3,115    $        29
                                                               -----------    -----------

Total Assets                                                   $     3,115    $        29
                                                               ===========    ===========


                      Liabilities and Stockholders' Deficit

Current Liabilities
   Current portion of long-term pre-petition tax liabilities   $      --      $   113,638
   Accounts payable - trade                                          7,545         61,547
   Accrued interest payable                                          1,925        119,475
   Line of credit payable to stockholder                            45,753        390,625
                                                               -----------    -----------
                                                                    55,223        685,285
                                                               -----------    -----------

Long-Term Liabilities
   Line of credit payable to stockholder                              --            8,500
                                                               -----------    -----------

   Total Liabilities                                                55,223        693,785
                                                               -----------    -----------


Commitments and contingencies


Stockholders' Deficit Preferred stock - $0.01 par value.
     10,000,000 shares authorized
     None issued and outstanding                                      --             --
   Common stock - $0.01 par value.
     150,000,000 shares authorized.
     1,250,090 and 419,449 shares
      issued and outstanding, respectively                          12,501          4,194
   Additional paid-in capital                                    2,925,425        577,956
   Accumulated deficit - prior to development stage             (1,001,679)    (1,001,679)
   Deficit accumulated during development stage                 (1,988,355)      (274,227)
                                                               -----------    -----------

     Total Stockholders' Deficit                                   (52,108)      (693,756)
                                                               -----------    -----------

Total Liabilities and Stockholders' Deficit                    $     3,115    $        29
                                                               ===========    ===========



 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                      Three months ended September 30, 2007
               and 2006 and Period from November 22, 2002 (date of
                bankruptcy settlement) through September 30, 2007

                                   (Unaudited)

                                                                                              Period from
                                                                                              November 22,
                                                                                             2002 (date of
                                                                                              bankruptcy
                                                 Three months         Three months            settlement)
                                                    ended                ended                 through
                                                 September 30,        September 30,          September 30,
                                                     2007                 2006                  2007
                                                 -----------           -----------           -----------

Revenues                                         $      --             $      --             $      --
Operating Expenses
   General and administrative expenses                13,497                11,867               177,048
   Consulting expense related to issuance
     of common stock at less than "fair value"          --                    --               1,736,738
                                                 -----------           -----------           -----------

   Total Operating Expenses                           13,497                11,767             1,913,786
                                                 -----------           -----------           -----------

Loss from Operations                                 (13,497)              (11,867)           (1,913,786)

Other Expense
   Other income                                         --                    --                  20,000
   Gain on settlement of liabilities                    --                    --                  54,566
   Interest expense                                     (692)              (19,548)             (149,135)
                                                 -----------           -----------           -----------

Loss before Provision for Income Taxes               (14,189)              (31,415)           (1,988,355)

Provision for Income Taxes                              --                    --                    --
                                                 -----------           -----------           -----------

Net Loss                                             (14,189)              (31,415)           (1,988,355)

Other Comprehensive Income                              --                    --                    --
                                                 -----------           -----------           -----------

Comprehensive Loss                               $   (14,189)          $   (31,415)          $(1,988,355)
                                                 ===========           ===========           ===========

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted                       $     (0.01)          $     (0.07)
                                                 ===========           ===========

Weighted-average number
   of shares of common
   stock outstanding                               1,250,090               419,449
                                                 ===========           ===========




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                 Three months ended September 30, 2007 and 2006
                Period from November 22, 2002 (date of bankruptcy
                     settlement) through September 30, 2007

                                   (Unaudited)

                                                                                           Period from
                                                                                           November 22,
                                                                                          2002 (date of
                                                                                            bankruptcy
                                                            Three months    Three months    settlement
                                                                ended           ended        through
                                                            September 30,   September 30,  September 30,
                                                                 2007           2006           2007
                                                             -----------    -----------    -----------

Cash Flows from Operating Activities
   Net Loss                                                  $   (14,189)   $   (31,415)   $(1,988,355)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                 --             --             --
       Consulting expense related to issuance
         of common stock at less than "fair value"                  --             --        1,736,738
       Gain on negotiated debt reduction in
         pre-petition tax liabilities                               --             --          (54,566)
       Increase (Decrease) in
         Accounts payable - trade                                  7,270          8,750        (70,501)
         Pre-petition tax liabilities                               --             --         (132,234)
       Accrued interest payable                                      692         19,548        127,768
                                                             -----------    -----------    -----------
Net cash used in operating activities                             (6,227)        (3,117)      (381,150)
                                                             -----------    -----------    -----------


Cash Flows from Investing Activities                                --             --             --
                                                             -----------    -----------    -----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                               --             --          292,092
   Proceeds from loans from stockholder                             --            1,000        213,753
   Cash paid on loans from stockholder                              --             --         (121,580)
                                                             -----------    -----------    -----------
Net cash provided by financing activities                           --            1,000        384,265
                                                             -----------    -----------    -----------


Increase (Decrease) in Cash and Cash Equivalents                  (6,227)        (2,117)         3,115

Cash and cash equivalents at beginning of period                   9,342          2,146           --
                                                             -----------    -----------    -----------

Cash and cash equivalents at end of period                   $     3,115    $        29    $     3,115
                                                             ===========    ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $      --      $      --      $    19,985
                                                             ===========    ===========    ===========
   Income taxes paid (refunded)                              $      --      $      --      $      --
                                                             ===========    ===========    ===========

Supplemental Disclosures of
   Non-Cash Investing and Financing Activities
   Conversion of note payable and accrued interest
     to stockholder into common stock                        $      --      $      --      $   301,946
                                                             ===========    ===========    ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                               Nevstar Corporation
                        (a development stage enterprise)
                          Notes to Financial Statements
                           September 30, 2007 and 2006


Note A - Organization and Description of Business

Nevstar Corporation (Company) was incorporated under the laws of the State of Nevada on December 2, 1993 as Mesquite Gaming Corp. On October 3, 1995, the Company changed its name to NevStar Gaming Corporation and on September 18, 1997 changed its name to NevStar Gaming & Entertainment Corporation.

The Company was formed to acquire, develop, construct, own and manage hotel/casino projects. The Company's strategy was to concentrate its efforts on "niche" markets, such as "local" or "neighborhood" casinos. The Company obtained its license and related approvals from the Nevada Gaming Commission to conduct gaming at its initial hotel/casino, Mesquite Star Hotel and Casino (The Mesquite
Star) in Mesquite, Nevada, pursuant to an Order of Registration dated June 23, 1998. On July 1, 1998, the Mesquite Star opened for business and the Company began receiving revenues from operations. The Mesquite Star was located on an approximately 25-acre property in Mesquite, Nevada.

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

On July 10, 2000, the Company again filed a voluntary petition for relief under Chapter 11 (the Second Chapter 11 Proceeding) in the Bankruptcy Court, Case No. BK-S-00-15075-LBR. During the Second Chapter 11 Proceeding, the Company acted as debtor in possession. During the course of the Second Chapter 11 Proceeding, the Bankruptcy Court permitted Black to foreclose on the casino, which occurred on November 13, 2000. In April, 2001, the Company and W/F Investment Corp. (W/F) submitted to the Bankruptcy Court a plan of reorganization, which was amended from time to time (the Plan of Reorganization). On February 20, 2002, the Bankruptcy Court issued an order confirming the Plan of Reorganization. On November 22, 2002, the Plan of Reorganization became effective. The Company issued 15,141,674 shares of common stock to holders of unsecured claims; 156,428 shares of common stock to certain administrative claimants and to a previously secured claim holder, and 27,807,219 shares of common stock to the Plan Proponents. The 7,583,687 shares of Common Stock that were previously outstanding were retained by the holders of those shares. There was a total of 50,715,008 shares of common Stock outstanding after the issuance of shares under the Plan of Reorganization. The Plan of Reorganization authorized a reverse split of the Common Stock, which occurred on January 12, 2006. The effect of the reverse stock split is reflected in the accompanying financial statements as of the first day of the first period presented.

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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006


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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended June 30, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 2008.


Note C - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no other operating assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements for each of the years ended June 30, 2007 and 2006, respectively, which includes a statement describing the Company's going concern status. Accordingly, in the Company's auditor's opinion substantial doubt exists about the Company's ability to continue as a going concern at the date of their opinion.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006


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

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in its business plan. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of September 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006


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

     At September 30, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

4.   Pending and/or New Accounting Pronouncements
     --------------------------------------------

     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (FIN
     48). This interpretation requires the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement did not have a material effect on its financial statements.

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


Note F - Pre-Petition Tax Liabilities

Certain pre-petition tax liabilities to the Nevada Department of Taxation were agreed to be retired, pursuant to the Bankruptcy Code and stipulations entered into between the parties and the Company, plus interest at 5% in quarterly payments ending September 2009. The Company settled this debt for $85,000 cash on April 9, 2007 and recognized an approximate $44,580 gain on debt extinguishment.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006


Note F - Pre-Petition Tax Liabilities - Continued

During the quarter ended December 31, 2005, the Company reached a settlement agreement with the Nevada Gaming Commission and paid approximately $51,220 as a "settlement in full" on the outstanding debt, resulting in an approximate $9,985 gain on debt extinguishment.


Note G - Line of Credit Notes Payable to Shareholders

W/F Investment Corp.
--------------------

The Company had a $250,000 revolving line of credit with W/F Investment Corp (W/F), a company stockholder and key participant in the Company's Plan of Reorganization in the Second Chapter 11 Proceeding. Proceeds from this Line of Credit were used to pay the Company's obligations, including the bankruptcy related allowed administrative expenses, accounting, legal and related expenses. The Line of Credit bore interest at prime plus 2%, payable monthly. The Line of Credit was due October 31, 2007.

On November 17, 2006, the Company satisfied the terms and conditions of a Settlement and Stock Issuance Agreement with W/F with the payment of $100,000 cash and the issuance of 107,000 shares of restricted common stock to settle the Company's aggregate debt obligation of approximately $501,946. The form and terms of the agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005.

Halter Financial Investments, LP
--------------------------------

The Company and Halter Financial Investments, LP (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through September 30, 2007 and 2006, respectively, HFI has advanced approximately $45,753 and $8,500, respectively, under this agreement, with an initial scheduled maturity date in May 2008.


Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended September 30, 2007 and 2006 and for the period from November 22, 2002 (date of bankruptcy settlement) through September 30, 2007 is as follows:


                                                          Period from
                                                        November 22, 2002
                         Three months    Three months  (date of bankruptcy
                             ended           ended     settlement) through
                         September 30,   September 30,   September 30,
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
                           =======         =======         =======


                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006


Note H - Income Taxes - Continued

As a result of a October 28, 2005 change in control, the Company has a net operating loss carryforward of approximately $55,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period;
whether there is a deemed more than 50 percent change in control involving holders of 5.0% or more of the issued and outstanding shares of common stock;
the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended September 30, 2007 and 2006 and for the period from November 22, 2002
(date of bankruptcy settlement) through September 30, 2007 respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                 Period from
                                                                                               November 22, 2002
                                                           Three months       Three months    (date of bankruptcy
                                                               ended              ended       settlement) through
                                                           September 30,      September 30,      September 30,
                                                               2007               2006               2007
                                                            ---------          ---------          ---------

Statutory rate applied to income before income taxes        $  (4,800)         $ (10,700)         $(675,700)
Increase (decrease) in income taxes resulting from:
     State income taxes                                          --                 --                 --
     Compensation expense related to common
     stock issuances at less than "fair value"                   --                 --              590,500
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward       4,800             10,700             85,200
                                                            ---------          ---------          ---------

     Income tax expense                                     $    --            $    --            $    --
                                                            =========          =========          =========



The Company's available net operating loss carryforward, subsequent to the October 28, 2005 change in control, is approximately $55,000 and gives rise to a deferred tax asset of approximately $18,700 as of September 30, 2007. This deferred tax asset is fully reserved due to the uncertainty of it's ultimate utilization, if any, in future periods.


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

On November 17, 2006, the Company satisfied the terms and conditions of a Settlement and Stock Issuance Agreement with W/F with the payment of $100,000 cash and the issuance of 107,000 shares of restricted common stock to settle the Company's debt obligation to W/F of approximately $501,946. The form and terms of the agreement were agreed upon as part of the October 2005 change in control transaction as disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005.

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

(2)  Results of Operations, Liquidity and Capital Resources

Quarter Ended September 30, 2007 compared to September 30, 2006
---------------------------------------------------------------

The Company had no revenue for the respective three month periods ended September 30, 2007 and 2006, respectively.

During each of the three month periods ended September 30, 2007 and 2006, the Company recognized general operating expenses of approximately $13,500 and $11,900, respectively, which were directly related to the Company's compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company accrued interest expense on pre-petition tax liabilities and the Line of Credit notes payable to stockholders totaled approximately $700 and $19,500 for each of the three month periods ended September 30, 2007 and 2006, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  September  30,  2007,  the  Company  had  working  capital of  approximately
$(52,000).

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Dated: October 29, 2007                             /s/ Timothy P. Halter
       ----------------                    -------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director