Form 10QSB
period 2007-12-31
NEVSTAR CORP
filed 2008-02-11
CIK 1006384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended December 31, 2007

X Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES [X]   NO  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                          February 7, 2008: 1,250,090
                          ---------------------------


Transitional Small Business Disclosure Format (check one):    YES[ ]  NO [X]

                               Nevstar Corporation

               Form 10-QSB for the Quarter ended December 31, 2007

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


Part I
Item 1 - Financial Statements

                               Nevstar Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                           December 31, 2007 and 2006

                                   (Unaudited)


                                                               December 31,   December 31,
                                                                  2007            2006
                                                               -----------    -----------

                                     Assets
Assets
   Cash on hand and in bank                                    $     1,309    $   100,496
   Prepaid expenses                                                  3,000           --
                                                               -----------    -----------

Total Assets                                                   $     4,309    $   100,496
                                                               ===========    ===========


                     Liabilities and Stockholders' Deficit

Current Liabilities
   Current portion of long-term pre-petition tax liabilities   $      --      $   113,638
   Accounts payable - trade                                           --           39,971
   Accrued interest payable                                          2,764         14,771
   Line of credit note payable to shareholder                       60,253           --
                                                               -----------    -----------
                                                                    63,017        168,380
                                                               -----------    -----------

Long-Term Liabilities
   Line of credit note payable to shareholder                         --           16,000
                                                               -----------    -----------

   Total Liabilities                                                63,017        184,380
                                                               -----------    -----------


Commitments and contingencies


Stockholders' Deficit Preferred stock - $0.01 par value.
     10,000,000 shares authorized
     None issued and outstanding                                      --             --
   Common stock - $0.01 par value.
     150,000,000 shares authorized.
     1,250,090 shares issued and outstanding, respectively          12,501         12,501
   Additional paid-in capital                                    2,925,425      2,925,425
   Accumulated deficit - prior to development stage             (1,001,679)    (1,001,679)
   Deficit accumulated during development stage                 (1,994,955)    (2,020,131)
                                                               -----------    -----------

     Total Stockholders' Deficit                                   (58,708)       (83,884)
                                                               -----------    -----------

Total Liabilities and Stockholders' Deficit                    $     4,309    $   100,496
                                                               ===========    ===========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                          Statements of Operations and
                     Comprehensive Loss Six and Three months
                      ended December 31, 2007 and 2006 and
                Period from November 22, 2002 (date of bankruptcy
                     settlement) through December 31, 2007

                                   (Unaudited)

                                                                                               Period from
                                                                                               November 22,
                                                                                             2002 (date of
                                                                                               bankruptcy
                                    Six months     Six months    Three months   Three months   settlement)
                                      ended          ended          ended          ended         through
                                   December 31,   December 31,   December 31,   December 31,   December 31,
                                       2007           2006           2007          2006            2007
                                   -----------    -----------    -----------    -----------    -----------

Revenues                           $      --      $      --      $      --      $      --      $      --

Expenses
   General and
     administrative expenses            19,258         14,416          5,761          2,550        182,809
   Consulting expense related to
     issuance of common stock
     at less than "fair value"            --        1,736,738           --        1,736,738      1,736,738
                                   -----------    -----------    -----------    -----------    -----------

Loss from Operations                   (19,258)    (1,751,154)        (5,761)    (1,739,288)    (1,919,547)

Other Expense
   Other income                           --             --             --             --           20,000
   Gain on
     settlement of liabilities            --             --             --             --           54,566
   Interest expense                     (1,531)       (26,165)          (840)        (6,616)      (149,974)
                                   -----------    -----------    -----------    -----------    -----------

Loss before Provision
   for Income Taxes                    (20,789)    (1,777,319)        (6,601)    (1,745,904)    (1,994,955)

Provision for
   Income Taxes                           --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------



Net Loss                               (20,789)    (1,777,319)        (6,601)    (1,745,904)    (1,994,955)

Other
   Comprehensive
   Income                                 --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------



Comprehensive Loss                 $   (20,789)   $(1,777,319)   $    (6,601)   $(1,745,904)   $(1,994,955)
                                   ===========    ===========    ===========    ===========    ===========

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted         $     (0.02)   $     (2.85)   $     (0.01)   $     (2.11)
                                   ===========    ===========    ===========    ===========

Weighted-average number
   of shares of common
   stock outstanding                 1,250,090        622,595      1,250,090        825,741
                                   ===========    ===========    ===========    ===========




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                               Nevstar Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                 Six months ended December 31, 2007 and 2006 and
                Period from November 22, 2002 (date of bankruptcy
                     settlement) through December 31, 2007

                                   (Unaudited)

                                                                                                    Period from
                                                                                                    November 22,
                                                                                                   2002 (date of
                                                                                                     bankruptcy
                                                             Six months          Six months          settlement
                                                                ended               ended              through
                                                             December 31,        December 31,        December 31,
                                                                 2007                2006                2007
                                                             -----------         -----------         -----------

Cash Flows from Operating Activities
   Net Loss                                                  $   (20,789)        $(1,777,319)        $(1,994,955)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                 --                  --                  --
       Consulting expense related to issuance
         of common stock at less than "fair value"                  --             1,736,738           1,736,738
       Gain on negotiated debt reduction in
         pre-petition tax liabilities                               --                  --               (54,566)
       (Increase) Decrease in
         Prepaid expenses                                         (3,000)               --                (3,000)
       Increase (Decrease) in
         Accounts payable - trade                                   (275)            (12,826)            (78,046)
         Pre-petition tax liabilities                               --                  --              (132,234)
         Accrued interest payable                                  1,531              26,165             128,607
                                                             -----------         -----------         -----------
Net cash used in operating activities                            (22,533)            (27,242)           (397,456)
                                                             -----------         -----------         -----------


Cash Flows from Investing Activities                                --                  --                  --
                                                             -----------         -----------         -----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                               --               217,092             292,092
   Proceeds from loans from stockholders                          14,500               8,500             228,253
   Cash paid on loans from stockholders                             --              (100,000)           (121,580)
                                                             -----------         -----------         -----------
Net cash provided by financing activities                         14,500             125,592             398,765
                                                             -----------         -----------         -----------


Increase (Decrease) in Cash and Cash Equivalents                  (8,033)             98,350               1,309

Cash and cash equivalents at beginning of period                   9,342                ,146                --
                                                             -----------         -----------         -----------

Cash and cash equivalents at end of period                   $     1,309         $   100,496         $     1,309
                                                             ===========         ===========         ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $      --           $      --           $    19,985
                                                             ===========         ===========         ===========
   Income taxes paid (refunded)                              $      --           $      --           $      --
                                                             ===========         ===========         ===========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                               Nevstar Corporation
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2007 and 2006



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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of December 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



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

     At December 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



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

Halter Financial Investments, LP
--------------------------------

The Company and Halter Financial Investments, LP (HFI), an entity controlled by the Company's President and Chief Executive Officer, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, HFI has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through December 31, 2007 and 2006, respectively, HFI has advanced approximately $60,253 and $16,000, respectively, under this agreement, with an initial scheduled maturity date in May 2008.


Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended December 31, 2007 and 2006 and for the period from November 22, 2002 (date of bankruptcy settlement) through December 31, 2007 is as follows:

                                                         Period from
                                                       November 22, 2002
                     Six months         Six months    (date of bankruptcy
                       ended              ended       settlement) through
                    December 31,       December 31,       December 31,
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
                      =======            =======            =======


                               Nevstar Corporation
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



Note H - Income Taxes - Continued

As a result of a October 28, 2005 change in control, the Company has a net operating loss carryforward of approximately $62,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period;
whether there is a deemed more than 50 percent change in control involving holders of 5.0% or more of the issued and outstanding shares of common stock;
the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended December 31, 2007 and 2006 and for the period from November 22, 2002 (date of bankruptcy settlement) through December 31, 2007 respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                Period from
                                                                                              November 22, 2002
                                                            Six months         Six months    (date of bankruptcy
                                                              ended              ended       settlement) through
                                                           December 31,       December 31,       December 31,
                                                              2007               2006               2007
                                                            ---------          ---------          ---------

Statutory rate applied to income before income taxes        $  (7,100)         $(604,000)         $(678,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                          --                 --                 --
     Compensation expense related to common
     stock issuances at less than "fair value"                   --              590,500            590,500
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward       7,100             13,500             87,500
                                                            ---------          ---------          ---------

     Income tax expense                                     $    --            $    --            $    --
                                                            =========          =========          =========


The Company's available net operating loss carryforward, subsequent to the October 28, 2005 change in control, is approximately $62,000 and gives rise to a deferred tax asset of approximately $21,000 as of December 31, 2007. This deferred tax asset is fully reserved due to the uncertainty of it's ultimate utilization, if any, in future periods.


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

(2)  Results of Operations, Liquidity and Capital Resources

Quarter Ended December 31, 2007 compared to December 31, 2006
-------------------------------------------------------------

The Company had no revenue for the respective six and three month periods ended December 31, 2007 and 2006, respectively.

During each of the six month periods ended December 31, 2007 and 2006, the Company recognized general operating expenses of approximately $19,250 and $14,400, respectively, which were directly related to the Company's compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company accrued interest expense on pre-petition tax liabilities and the Line of Credit notes payable to stockholders totaled approximately $1,530 and $26,200 for each of the six month periods ended December 31, 2007 and 2006, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  December  31,  2007,  the  Company  had  working  capital  of  approximately
$(58,700).

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits

   Exhibits
     31.1   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             Nevstar Corporation

Dated: February 11, 2008                                   /s/ Timothy P. Halter
       -----------------                            ----------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director