Form 10-Q
period 2008-03-31
NEVSTAR CORP
filed 2008-05-15
CIK 1006384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-21071

NEVSTAR CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0309578
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

123 Chuangye Road, Haizhou District,
Fuxin City, Liaoning
People’s Republic of China, 123000
(Address of principal executive offices, Zip Code)

(86) 418-399-5066
--------------------------------------------------
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	25,001,800

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Nevstar Corporation

Condensed Consolidated Financial Statements
For the three months ended March 31, 2008
(Stated in US dollars)

Nevstar Corporation
Condensed Consolidated Financial Statements Three months ended March 31, 2008 and 2007
Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Other Comprehensive Income/(Deficit)	4

Condensed Consolidated Balance Sheets	5 - 6

Condensed Consolidated Statements of Cash Flows	4 - 5

Notes to Condensed Consolidated Financial Statements	6 - 20

Nevstar Corporation
Condensed Consolidated Statements of Income and Other Comprehensive Income/(Deficit)
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2008	2007

Sales revenues - Note 19	$11,825,710	$8,924,893
Cost of sales	(9,629,060)	(8,393,714)

Gross profit	2,196,650	531,179

Operating expenses
Administrative expenses	410,003	430,818
Selling expenses	22,346	261,540

	432,349	692,358

Income/(loss) from operations	1,764,301	(161,179)

Interest income	8,518	5,256
Other income	25,402	31,407
Bad debts recovered	155,492	-
Decrease in provision for doubtful debts	396,135	-
Finance costs	(249,325)	(182,454)
Equity in net income of an unconsolidated affiliate	-	6,778

Income/(loss) before income taxes and minority interests	2,100,523	(300,192)
Income taxes - Note 5	(124,445)	(100,192)
Minority interests share of loss	4,994	-

Net income/(loss)	$1,981,072	$(400,384)

Other comprehensive income
Foreign currency translation adjustments	598,390	$54,614

Comprehensive income/(deficit)	$2,579,462	$(345,770)

Earnings/(loss) per share : basic and diluted - Note 6	$0.08	$(0.02)

Weighted average number of shares outstanding :
basic and diluted - Note 6	23,765,600	23,751,710

See the accompanying notes to condensed consolidated financial statements

Nevstar Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(Stated in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$55,325	$62,660
Restricted cash	1,328,040	1,275,030
Trade receivables (net of allowance of doubtful accounts
of $78,672 in 2008 and $27,677 in 2007) - Note 7	6,949,921	5,749,984
Bills receivable	85,680	-
Other receivables (net of allowance of doubtful accounts
of $31,330 in 2008 and $395,576 in 2007) - Note 8	4,385,897	3,079,943
Advances to staff (net of allowance of doubtful accounts
of $212 in 2008 and $71,131 in 2007) - Note 9	538,071	316,016
Prepayments - Note 10	3,992,156	1,794,416
Inventories - Note 11	7,222,787	4,955,896
Amount due from an unconsolidated affiliate	-	878,261
Deferred taxes	29,198	132,030

Total current assets	24,587,075	18,244,236

Investment in an unconsolidated affiliate - Note 4	-	55,105
Property, plant and equipment, net - Note 12	26,855,001	27,408,880
Construction in progress	113,626	-
Land use right	2,784,408	2,930,020
Goodwill	474,851	393,831
Deferred taxes	166,016	177,459

TOTAL ASSETS	$54,980,977	$49,209,531

See the accompanying notes to condensed consolidated financial statements

Nevstar Corporation
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2008 and December 31, 2007
(Stated in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$8,629,890	$7,819,249
Bills payable	3,470,040	3,331,530
Other payables and accrued expenses - Note 13	4,744,277	2,587,382
Sales receipt in advance	7,746,753	6,210,016
Dividend payable	-	630,660
Income tax payable	570,426	547,656
Amount due to a director	224,196	995,400
Secured short-term bank loans - Note 14	14,410,519	14,589,359
Unsecured short-term loan - Note 15	57,120	-

TOTAL LIABILITIES	39,853,221	36,711,252

COMMITMENTS AND CONTINGENCIES - Note 16

MINORITY INTERESTS - Note 4	51,085	-

STOCKHOLDERS’ EQUITY
Preferred stock : par value $0.01 per share
Authorized 10,000,000 shares, none issued
and outstanding	-	-
Common stock : par value $0.01 per share - Note 17
Authorized 150,000,000 shares in 2008 and 2007;
issued and outstanding 25,001,800 shares in 2008 and
23,751,710 shares in 2007	250,018	237,517
Additional paid-in capital - Note 17	7,513,186	7,513,186
Statutory reserves	665,617	665,617
Accumulated other comprehensive income	1,674,725	1,076,335
Retained earnings	4,973,125	3,005,624

TOTAL STOCKHOLDERS’ EQUITY	15,076,671	12,498,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,980,977	$49,209,531

See the accompanying notes to condensed consolidated financial statements

Nevstar Corporation
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net income/(loss)	$1,981,072	$(400,384)
Adjustments to reconcile net income/(loss) to net cash flows
(used in)/provided by operating activities:
Depreciation	705,990	612,732
Amortization of land use right	14,995	15,287
Deferred taxes	124,445	88,825
Provision for doubtful debts	(396,135)	151,551
Bad debts recovered	(155,492)	-
Equity in net income of an unconsolidated affiliate	-	(6,778)
Minority interests	(4,994)	-
Changes in operating assets and liabilities:
Trade receivables	(989,277)	(192,506)
Bills receivable	(83,862)	-
Other receivables	(226,876)	1,045,626
Advances to staff	(77,683)	6,216
Prepayments	(1,857,234)	(524,262)
Inventories	(1,396,190)	(475,528)
Trade payables	438,983	384,181
Bills payable	-	(451,500)
Other payables and accrued expenses	529,600	(2,523,451)
Sales receipt in advance	1,251,423	3,438,626
Amount due to a director	20,966	(26,511)
Amount due from an unconsolidated affiliate	-	(248,868)
Income tax payable	-	11,367

Net cash flows (used in)/provided by operating activities	(120,269)	904,623

Cash flows from investing activities
Payments to acquire property, plant and equipment	(5,174)	(678)
Sales proceeds for disposal of land use right	246,759	-
Sales proceeds for disposal of property, plant and equipment	1,432,393	-
Decrease in restricted cash	-	451,798
Net cash outflows from acquisition of a subsidiary - Note 3	(135,594)	-
Cash acquired from RTO	464	-

Net cash flows provided by investing activities	1,538,848	451,120

See the accompanying notes to condensed consolidated financial statements

Nevstar Corporation
Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2008	2007
Cash flows from financing activities
Proceeds from bank loans	$-	$5,089,050
Repayment of bank loans	(768,735)	(6,470,768)
Repayment of unsecured short-term loan	(13,977)	-
Dividend paid to stockholders	(642,942)	-

Net cash flows used in financing activities	(1,425,654)	(1,381,718)

Effect of foreign currency translation on cash and cash equivalents	(260)	5,267

Net decrease in cash and cash equivalents	(7,335)	(20,708)

Cash and cash equivalents - beginning of period	62,660	529,208

Cash and cash equivalents - end of period	$55,325	$508,500

Supplemental disclosures for cash flow information:

Cash paid for:
Interest	$246,809	$162,976
Income taxes	-	-

See the accompanying notes to condensed consolidated financial statements

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

1.

Corporation information

Nevstar Corporation (the "Company") was incorporated in State of Nevada on December 2, 1993. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Pursuant to the Share Exchange Agreement dated March 31, 2008, the Company acquired 100% ownership interest in Dollar Come Investments Limited ("Dollar Come"), a limited company incorporated in the British Virgin Islands on February 12, 2004 with authorized common stock of $50,000 divided into 50,000 ordinary shares of $1 each, in consideration for the issuance of the Company’s 23,751,710 new shares to the former stockholders of Dollar Come ("Dollar Come Former Stockholders").

The aforesaid transaction was completed on March 31, 2008 and thereafter Dollar Come became a wholly owned subsidiary of the Company and Dollar Come Former Stockholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction ("RTO").

Dollar Come is a holding company whose primary operations are conducted through its subsidiaries located in the Liuling Province of PRC.

Following the RTO, through Dollar Come, the Company indirectly owned Fuxin Hengrui Technology Co., Ltd. ("Fuxin Hengrui"), Fuxin Xianheng Float-Glass Co., Ltd. ("Xianheng") and Fuxin Hengrui Tianyuan New Energy Sources Co., Ltd. ("Tianyuan").

Fuxin Hengrui was incorporated in the People’s Republic of China ("PRC") on September 18, 2002 with registered capital of $5,030,000 (RMB41,600,000, which are not divided into shares) and engaged in manufacture and distribution of float glasses in Liuling Province. The entire equity interest of Fuxin Hengrui was directly held by Dollar Come.

Xianheng was incorporated in the PRC on April 1, 2004 with registered capital of $60,500 (RMB500,000, which are not divided into shares) of which 25% equity interest was directly held by Dollar Come whilst 75% equity interest was indirectly held by Dollar Come through Fuxin Hengrui. During the reporting periods, Xianheng did not have any business activities.

On May 17, 2006, Fuxin Hengrui together with one of the directors of Fuxin Hengrui established Tianyuan in the PRC with registered capital of $1,251,000 (RMB10 million, which are not dividend into shares). Pursuant to a special resolution passed on October 12, 2007, the registered capital of Tianyuan was reduced from $1,251,000 to $375,000 which was effective from January 16, 2008. On May 16, 2006, according to the payment schedule, Fuxin Hengrui contributed of $131,355 to its registered capital representing 35% equity interest. On January 16, 2008, Fuxin Hengrui further acquired 35% equity interest in Tianyuan from Madam Tan at a total consideration of $143,955, and thereafter, Tianyuan become a subsidiary of Nevstar. Tianyuan is principally engaged in manufacturing of coal water mixture to assess energy alternative for industrial boiler. More details and accounting treatment on investment in Tianyuan are set out in Note 3.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

2.

Description of business

Following the RTO as detailed in note 3, the Company commenced to be engaged in the manufacture and distribution of float glasses in the PRC. Their product offerings include float glass, ultra-clear glass, colored flat glass and high grade, glass processed products such as mirrors, tempered glass, insulated glass, etc., and marketed primarily under the "Golden Elephant" brand name.

The raw materials used in production are mainly divided into four groups, soda ash, heavy oils, silica sand and dolomite, which are primary sourced from suppliers located in the PRC. The production facilities of the Company are located in Liuling Province of the PRC.

3.

Basis of presentation

Pursuant to the Share Exchange Agreement dated on March 31, 2008, the Company issued 23,751,710 new shares, par value $0.01 per share, to the stockholders of Dollar Come, representing approximately 95% of the Company post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Dollar Come.

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Dollar Come become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the first period presented.

The accompanying consolidated financial statement of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of subsidiary acquired or disposed of during the years are included in the consolidated statement of income and comprehensive income from the effective date of acquisition or up to the date of disposal.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.

Basis of presentation (Cont’d)

The Company acquired 35% equity interest in Tianyuan at a consideration of $143,955 on January 16, 2008. The fair value of Tianyuan as of January 16, 2008 was as follows :-

As of
January 16,
2008

Cash and cash equivalents	$8,361
Other receivables and prepayments	625,451
Property, plant and equipment, net	575,726
Inventories	609,068
Other assets	76,091
Other payables and accrued expenses	(405,255)
Other liabilities	(1,309,628)

Net assets	$179,814

35% equity interest acquired	$62,935
Goodwill	81,020

Consideration	$143,955

Satisfied by :-

Cash payment	$143,955

Net cash paid to acquire Tianyuan	$135,594

As of March 31, 2008, the consolidated balance sheet reflects a goodwill identified on acquisition of Tianyuan of $81,020 which represents the excess of the purchase price of $143,955 over the attributable share (that is 35%) of fair value of acquired identifiable net assets of Tianyuan of $62,935.

The following unaudited pro forma financial information presents the combined results of the Company with the operations of Tianyuan for three months ended March 31, 2008 as if the acquisition had occurred as of January 1, 2008 :-

	Three months ended March 31,
	(Unaudited)
	2008	2007

Revenue	$11,825,710	$9,448,726
Net income/(loss)	$1,981,072	$ (393,606)
Earnings/(loss) per share : basic and diluted	$0.08	$ (0.02)

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.

Summary of significant accounting policies

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Pursuant to the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill is not amortized and is subjected to an annual impairment test which occurs in the fourth quarter of each fiscal year.

Goodwill will be written down only when and if impairment is identified and measured, based on future events and conditions.

Minority interests

Minority interests resulted from the consolidation of 70% owned subsidiary, Tianyuan, where the Company has control over its operation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of March 31, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables.

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended March 31,
	(Unaudited)
	2008	2007

Anshan Xingsheng Glass Distribution Office	$3,185,454	N/A

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.

Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2008 and December 31, 2007, almost all the cash and cash equivalents were denominated in Renminbi ("RMB") and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable that are restricted in use are classified as restricted cash under current assets.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 10% of gross amount of trade receivables and other receivables due over 6-12 months, 25% gross amount of trade receivables and other receivables due over 1-2 years and 50% of gross amount of trade receivables and other receivables due over 2-3 years and 100% of gross amount of trade receivables and other receivables due over 3 years. Additional specific provision is made against trade receivables aged less than 6 months to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.

Summary of significant accounting policies (Cont’d)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The reserve requirements generally increase as the projected demand requirements, decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general provision of 50% for inventories aged over 1 year. As of March 31, 2008 and December 31, 2007, no general provision for inventories were provided.

Historically, the actual net realizable value is close to the management estimation.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows :-

	Annual rate	Residual value

Buildings	1.9%	5%
Plant and machinery	9.5%	5%
Motor vehicles	11.875%	5%
Office equipment	19%	5%
Tools	9.5%	5%
Leasehold improvements	12.5%	Nil

Construction in progress mainly represents expenditures in respect of the Company’s warehouses and factories under construction. All director costs relating to the acquisition or construction of the Company’s warehouses and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance or repairs are charged to expense as incurred. Significant improvements and renewals that extend the useful life of the asset are capitalized. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.

Summary of significant accounting policies (Cont’d)

Land use right

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144 and Accounting Principles Board ("APB") Opinion 18, Equity Method of Accounting for Investments in Common Stock, respectively. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lives assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer, the sales price is fixed or determinable and collection is reasonably assured.

Basic and diluted earnings/(loss) per share

The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings/(loss) per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

5.

Income taxes

United States

Nevstar Corporation is subject to U.S federal income tax at a tax rate of 34%. No provision for U.S federal income taxes has been made as the Company was dormant and had no taxable income for the reporting periods.

BVI

Dollar Come was incorporated in the BVI and, under the current laws of the BVI, not subject to income taxes.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

5.

Income taxes (Cont’d)

PRC

Corporate income tax ("CIT") to the subsidiaries of the Company in the PRC is charged at 33%, of which 30% is for national tax and 3% for local tax, of the assessable profits. On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the "New CIT Law"). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. As approved by the relevant tax authority in the PRC, Fuxin Hengrui was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years ("tax holiday"). Fuxin Hengrui has elected not to commence the entitlement of tax holiday in the first profit making fiscal financial year of 2003 and thus had current tax payable in the prior period. The tax holiday of Fuxin Hengrui commenced in the fiscal year 2004. Accordingly, Fuxin Hengrui will be exempted from CIT for 2004 and 2005 and thereafter entitled to a 50% reduction on CIT tax rate at 16.5% for 2006 and 2007 and 12.5% for 2008.

6.

Earnings/(loss) per share

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings/(loss) per share are the same.

7.

Trade receivables

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Accounts receivable	$7,028,593	$5,777,661
Allowance of doubtful accounts	(78,672)	(27,677)

	$6,949,921	$5,749,984

The Company incurred $48,787 and $6,358 of doubtful debt expense for the three months ended March 31, 2008 and 2007 respectively.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

8.

Other receivables

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Advances to third parties - Note 8a	$3,879,844	$2,923,647
Loan to a related party - Note 8b	79,254	-
Other receivables	458,129	551,872

	4,417,227	3,475,519
Allowance of doubtful debts	(31,330)	(395,576)

	$4,385,897	$3,079,943

Note :-

a.

The amounts are interest-free, unsecured and repayable on demand.

b.

The amount represents loan to Madam Tan Lin and is interest-free, unsecured and repayable on demand.

c.

The Company recognized $(372,614) and $151,446 of (recovery of doubtful debts)/doubtful debt expense for the three months ended March 31, 2008 and 2007 respectively.

9.

Advances to staff

The amounts are interest-free, unsecured and repayable on demand. The Company recognized $72,308 and $6,253 of recovery of doubtful debts for the three months ended March 31, 2008 and 2007 respectively.

10.

Prepayments

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Prepayment for raw materials	$2,105,909	$718,220
Prepayment for rental expenses	1,418,679	814,236
Prepayment for factory construction	158,160	28,052
Prepayment for factory tools	-	34,973
Prepayment for utilities expenses	309,408	191,306
Prepayment for other expenses	-	7,629

	$3,992,156	$1,794,416

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

11.

Inventories
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$1,785,112	$871,549
Finished goods	5,397,760	4,046,025
Consumables	39,915	38,322

	$7,222,787	$4,955,896

No (recovery of)/provision for obsolete inventories were (credited)/charged to operations during the reporting periods.

As of March 31, 2008, totally 388,375 boxes of finished goods with carrying value of $2,057,856 and $1,538,167 were pledged to the banks for the bank loans (Note 14a) granted to the Company and the bills payable undertaken by the banks.

12.

Property, plant and equipment

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs:
Buildings	$13,894,360	$14,478,246
Plant and machinery	19,981,704	18,901,987
Office equipment	124,964	112,554
Tools	188,490	175,071
Leasehold improvements	3,771,581	3,621,035
Motor vehicles	465,957	447,358

	38,427,056	37,736,251
Accumulated depreciation	(11,572,055)	(10,327,371)

Net	$26,855,001	$27,408,880

As of March 31, 2008, certain property, plant and equipment with aggregate net book value of $13,174,278 was pledged to banks to secure general banking facilities (Note 14b).

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

13.

Other payables and accrued expenses

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Accrued audit fee	$159,650	$180,698
Payable for acquisition of property, plant and equipment	-	313,484
Accruals for factory construction	585,793	179,379
Loan from a related party - Note 13a	1,088,509	-
Loans from third parties - Note 13b	954,137	505,079
Other accrued expenses	444,581	602,197
Other payables	154,386	-
Other tax payable	1,202,850	692,533
Staff welfare payable - Note 13c	154,371	114,012

	$4,744,277	$2,587,382

Note :-

a.

The amount represents loan from Madam Tan Lin and is interest-free, unsecured and repayable on demand.

b.

The amounts are interest-free, unsecured and repayable on demand.

c.

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

14.

Secured short-term bank loans

		March 31,	December 31,
		2008	2007
		(Unaudited)	(Audited)
Bank loans repayable as follows:
Within 1 year		$14,410,519	$14,589,359

As of March 31, 2008, the Company’s banking facilities were as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	$15,393,840	$14,410,519	$983,321

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

14.

Secured short-term bank loans (Cont’d)

The above banking loans were secured by the following :-

(a)

Finished goods with carrying value of $2,057,856 (Note 11);

(b)

Property, plant and equipment with carrying value of $13,174,278 (Note 12); (c) Land use right with carrying value of $2,784,408;

(d)

Guarantee executed by Mr. Song Lihui who is a director of Nevstar Corporation and third parties; and

(e)

All the bank loans are denominated in RMB and carry interest rates ranging from 5.742% to 8.064% per annum with maturity dates within 1 year.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

15.

Unsecured short-term loan

The amount represents loan from a third party, and is unsecured, carries interest rate of 18% per annum and due on May 22, 2007.

16.

Commitments and contingencies

a.

Capital commitment

As of March 31, 2008, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which contracted for but not provided in the financial statements.

b.

Operating lease arrangement

As of March 31, 2008, the Company had a non-cancelable operating lease for its warehouse. The lease will expire in 2015 and the expected payments are as follows:-

Within one year	$419,310
Two to five years	1,677,240
After five years	698,850

$2,795,400

The rental expenses relating to the operating leases were $104,828 and $96,750 for the three months ended March 31, 2008 and 2007 respectively.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

16.

Commitments and contingencies (Cont’d)

c.

Environmental

The Company’s operations are subject to the laws and regulations in the PRC relating to the generation, storage, handling, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and the management believes that it is in substantial compliance with all the applicable laws and regulations.

The Company has not incurred any significant expenditure for environmental remediation, is currently not involved in any environmental remediation and has not accrued any amounts for environmental remediation relating to its operations. Under existing legislation, management believes that there are no probable liabilities that will have a material adverse effect on the financial position, operating results or cash flows of the Company.

No expenditure for such was incurred for the three months ended March 31, 2008 and 2007.

17.

Common stock and additional paid-in capital

	Common stock
			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, January 1, 2007 and December 31, 2007	23,751,710	$237,517	$7,513,186
Recapitalization	1,250,090	12,501	-

Balance, March 31, 2008	25,001,800	$250,018	$7,513,186

Note :-

a.

On March 31, 2008, the Company issued 23,751,710 new shares of common stock, par value $0.01 per share, to the stockholders of Dollar Come in exchange for 100% of the outstanding capital stock of Dollar Come.

b.

The Company’s issued and outstanding number of common stock immediately prior to the RTO is 1,250,090 shares are accounted for at $(1,070) of net book value at the time of the RTO.

Nevstar Corporation
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

18.

State pension contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $23,682 and $18,496 for the three months ended March 31, 2008 and 2007 respectively.

19.

Segment information

The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under FAS 131, "Disclosure about Segments of Enterprise and Related Information".

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended March 31,
	(Unaudited)
	2008	2007

PRC	$11,512,172	$8,375,703
Others	313,538	549,190

Total	$11,825,710	$8,924,893

20.

Subsequent events

(a)

On March 31, 2008, the Company’s board of directors approved a change in the Company’s fiscal year end from June 30 to December 31, subject to approval of an amendment of the Company’s Amended and Restated Bylaws, in connection with the Company’s reverse acquisition with Dollar Come.

(b)

On April 21, 2008, the board of directors of the Company approved, subject to receiving the approval of a majority of the stockholders of the common stock of the Company, an amendment to its Articles of Incorporation to change the name of the Company from "Nevstar Corporation" to "Golden Elephant Glass Technology, Inc.".

The change of name will not become effective until the relevant Information Statement is first mailed to its stockholders on or about May 7, 2008 and until the appropriate fillings have been made with the Nevada Secretary of State.

(c)

On May 6, 2008, Dollar Come entered into a loan agreement with Madam Tan Lin to borrow $5,000,000 at the annual interest rate of 8%. The agreement has a two-year term and the loan proceed will be used as working capital of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Current Report on Form 8-K filed on March 31, 2008, and other risks mentioned in this Form 10-Q.  The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

•

“Nevstar,” “the Company,” “we,” “us,” or “our,” are references to the combined business of Nevstar Corporation and its direct and indirect subsidiaries;

•

“Dollar Come” refers to Dollar Come Investments Limited, a British Virgin Islands corporation and our direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

•

“Fuxin Hengrui” refers to Fuxin Hengrui Technology Co. Ltd, a PRC corporation and our indirect, wholly-owned subsidiary;

•

“Fuxin Xianheng” refers to Fuxin Xianheng Float Glass Co. Ltd, a PRC corporation and our indirect, wholly-owned subsidiary;

•

“Fuxin Hengrui Tianyuan” refers to Fuxin Hengrui Tianyuan New Energy Sources Co., Ltd., a PRC corporation and our indirect, majority-owned subsidiary;

•

 “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

•

“BVI” refers to the British Virgin Islands;

•

“RMB” refers to Renminbi, the legal currency of China;

•

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

•

“Securities Act” refers to the Securities Act of 1933, as amended; and

•

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

OVERVIEW

Nevstar Corporation is a Nevada holding company whose primary business operations are conducted through its direct wholly owned subsidiary Dollar Come and Dollar Come’s Chinese subsidiary Fuxin Hengrui which is a leading China-based float glass manufacturer. Until our acquisition of Dollar Come on March 31, 2008, our operations were very limited and our business strategy and ownership changed several times over the years.

On March 31, 2008, we completed a reverse acquisition of Dollar Come through a share exchange transaction whereby we issued to the stockholders of Dollar Come 23,751,710 shares of our common stock, in exchange for all of the issued and outstanding capital stock of Dollar Come.  Dollar Come thereby became our wholly owned subsidiary and the former stockholders of Dollar Come became our controlling stockholders. For accounting purposes, the share exchange transaction is treated as a reverse acquisition with Dollar Come as the acquirer and our Company as the acquired party.

As a result of the reverse acquisition of Dollar Come, our product offerings now include float glass, ultra-clear glass (also called crystal glass), colored float glass and high grade, glass processed products such as mirrors, glass artwork, tempered glass, insulated glass, laminated glass, lacquered glass and similar products.  We have been manufacturing our glass products from our production facility in Fuxin City, Liaoning Province, China since 2002 and sell our products to end users in China, Asia, Europe, South America and South Africa.  We ranked second in the Northeast China glass market based on sales revenues and production capacity according to a report issued by China Construction Products Quality Supervision Association.

Our glass products are mostly used in a variety of end products, such as automobiles, commercial and residential buildings, construction materials, furniture and display cases, lighting fixtures and decorative glass artwork, bath fixtures and electrical household appliances, such as refrigerators and microwave ovens.   Our glass and glass products are manufactured in a broad range of specifications and marketed primarily under the “Golden Elephant” brand name.  Our total annual production capacity of our glass products is currently 4.95 million weight cases and we maintain two production lines which have an aggregate daily melting capacity of over 800 tons.

Recent Developments

On May 1, 2008, the Company filed a Definitive Proxy Statement on Schedule 14C in connection with the Company’s proposed amendment to its Articles of Incorporation.  The Company proposed to amend its Articles of Incorporation to, among other things, (i) change its name to “Golden Elephant Glass Technology, Inc.”; (ii) add a new provision regarding its election not to be governed by the terms and provisions of Sections 78.411 through 78.444, inclusive, of the Nevada Revised Statutes, regulating corporate takeovers; and (iii) add a new provision regarding its election not to be governed by the terms and provisions of Sections 78.378 through 78.3793, inclusive, of the Nevada Revised Statutes, restricting certain acquisitions of a controlling interest in a corporation.  The amendment is expected to become effective at the end of May 2008. Please see the Company’s Definitive Proxy Statement on Schedule 14C filed on May 1, 2008 for more details.

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%.  The agreement has a two-year term and the loan proceed will be used as working capital.  Please see the Company’s Current Report on Form 8-K filed on May 8, 2008 for more details.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the first fiscal quarter of 2008 and growth in our sales revenue and net income.  The glass market in China, especially the market for specialty glass products, continued to expand in the first quarter of 2008.  We were able to capitalize on this growth trend during the first fiscal quarter of 2008.  In addition, due to high market demand, we also benefited from the increase of per unit sale price of glass products which contributed to our increase of sales revenue and net income.

The followings are some financial highlights for the first quarter of 2008:

Sales Revenue:  Sales revenue increased $2.9 million, or 32.6%, to $11.8 million for the first quarter of 2008 from $8.9 million for the same period last year.

Gross Margin: Gross margin was 18.6% for the first quarter of 2008, as compared to 6.0% for the same period in 2007.

Net Income:  Net income increased $2.4 million, or 594.8%, to $2.0 million for the first quarter of 2008, from a net loss of $0.4 million for the same period of last year.

Fully diluted net income per share:  Fully diluted net income per share was $0.08 for the first quarter of 2008, as compared to a net loss per share of $0.02 for the same period last year.

Taxation

United States

Nevstar Corporation is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nevstar had no taxable income in the first quarter of 2008.

British Virgin Islands

Dollar Come Investments Limited was incorporated in the British Virgin Islands, or BVI, and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the enterprise income tax (“EIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.  On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”), such as our subsidiary Fuxin Hengrui and Fuxin Xianheng, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

As approved by the relevant PRC tax authority, Fuxin Hengrui and Fuxin Xianheng was entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Fuxin Hengrui commenced in 2004. Accordingly, Fuxin Hengrui is entitled to a 50% reduction on EIT tax rate of 12.5% for 2008 and will be subject to an EIT rate of 25% from 2009.  Our subsidiary Fuxin Xianheng’s tax holiday commenced in 2008, therefore, Fuxin Xianheng is exempted from EIT in 2008 and 2009 and will be subject to a reduced EIT rate of 12.5% from 2010 to 2012.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

 (All amounts, other than percentages, in thousands of U.S. dollars)

Item	3-Month Period Ended March 31, 2008		3-Month Period Ended March 31, 2007
	In Thousands	As a percentage of net revenues	In Thousands	As a percentage of net revenues
Sales revenue	11,826	100%	8,925	100%
Cost of sales	9,629	81.4%	8,394	94.0%

Gross profit	2,197	18.6%	531	6.0%

Operating expenses
Administrative expenses	410	3.5%	431	4.8%
Selling expenses	22	0.2%	262	2.9%
Total operating expenses	432	3.7%	693	7.8%

Income (loss) before income taxes	2,101	17.8%	(300)	(3.4%)
Income taxes	125	1.1%	100	1.1%
Minority interests	5	0%	0	0%

Net income (loss)	1,981	16.8%	(400)	(4.5%)

Sales Revenue. Our sales revenue is generated from sales of our float glass products and increasingly from our specialty float glass products.  Sales revenue increased $2.9 million, or 32.6%, to $11.8 million for the three months ended March 31, 2008 from $8.9 million for the same period ended on March 31, 2007.  This increase was mainly attributable to the increased demand of our glass products and the increased per unit price. In the first quarter of 2008, due to the increase of raw material costs and the high market demand of glass products which exceeded supply, our per unit price increased approximately 50% as compared to that of the same period last year.

Cost of Sales.  Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead.  Our cost of sales increased $1.2 million, or 14.7%, to $9.6 million for the three months ended March 31, 2008 from $8.4 million during the same period in 2007.  This increase was mainly due to the increase of raw material costs.  As the market for our products continues to grow, the price of our main raw materials also increases. We are generally able to pass the increase of the raw materials costs to our customers.  As a percentage of sales revenue, the cost of sales decreased to 81.4% from 94.0% in the same period of 2007. Such percentage decrease was primary due to the increase of our per unit sales price which outpaced the increase of prices of raw materials.

Gross Profit.  Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit increased $1.7 million, or 313.5%, to $2.2 million for the three months ended March 31, 2008 from approximately $0.5 million for the same period in 2007.  Gross profit as a percentage of sales revenue was 18.6% for the three-month period ended March 31, 2008, as compared to 6.0% during the same period in 2007.  Such percentage increase was mainly due to the increase of our per unit sale price as discussed above.

Administrative Expenses.  Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  Our administrative expenses decreased $20,815, or 4.8%, to $410,003 for the three months ended March 31, 2008 from approximately $430,818 for the same period in 2007.  As a percentage of sales revenue, administrative expenses decreased to 3.5% for the three months ended March 31, 2008, as compared to 4.8% for the same period in 2007. This percentage decrease was primarily attributable to the more efficient cost management.

Selling Expenses.  Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.  Our selling expenses decreased $239,194 to $22,346 for the three months ended March 31, 2008 from $261,540 for the same period in 2007.  As a percentage of sales revenue, our selling expenses decreased to 0.2% for the three months ended March 31, 2008 from 2.9% for the same period in 2007. This dollar and percentage decrease was primarily attributable to a decline in export sales.  Our selling expenses for international sales are generally higher than domestic sales. In the first quarter of 2008, due to high domestic market demand and increased per unit sale price of our glass products, we decided it was better to sell our products to customers in China than to foreign customers. Export sales constituted approximately 2.6% of our total sales revenue in the first quarter of 2008, as compared to 6.1% for the same period last year.

Total Operating Expenses.  Our total operating expenses decreased $260,009, or 37.6%, to $432,349 for the three months ended March 31, 2008 from $692,358 for the same period in 2007.  As a percentage of sales revenue, our total expenses decreased to 3.7% for the three months ended March 31, 2008 from 7.8% for the same period in 2007.  The dollar decrease was primarily attributable to the decrease of selling expenses as discussed above.

Income from Operations before Taxes and Minority Interests.  Income from operations before taxes and minority interests increased $2.4 million, or 799.7%, to $2.1 million during the three months ended March 31, 2008 from a loss of $0.3 million during the same period in 2007.  Income from operations before taxes as a percentage of sales revenue increased to 17.8% during the three months ended March 31, 2008 from a loss as a percentage of sales revenue of 3.4% during the same period in 2007 due to the factors described above.

Income Taxes.   Income taxes increased $24,253 to $124,445 during the three months ended March 31, 2008 from $100,192 during the same period in 2007.  Our effective tax rate for the three months ended March 31, 2008 was 12.5%, and our 2008 effective tax rate is expected to be 12.5%.

Minority Interests.  Our financial statements reflect an adjustment to our consolidated group net income equal to $4,994 for the three months ended March 31, 2008, reflecting the minority interests held by third parties in our subsidiary Fuxin Hengrui Tianyuan.

Net income.  Our net income increased $2.4 million, or 594.8%, to $2.0 million during the three months ended March 31, 2008 from a net loss of $0.4 million during the same period in 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of  March 31, 2008, we had cash and cash equivalents of $55,325 and restricted cash of $1.3 million. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(All amounts in thousands of U.S. dollars)

	Three Months Ended
	March 31,

	2008	2007

Net cash (used in) provided by
operating activities	(120.3)	904.6
Net cash provided by investing
activities	1,538.8	451.1
Net cash used in financing
activities	(1,425.6)	(1,381.7)
Effect of foreign currency
translation on cash and cash
equivalents	(0.2)	5.3
Net decrease in cash and cash
equivalent	(7.3)	(20.7)

Operating Activities:

Net cash used in operating activities was $120,269 for the three-month period ended March 31, 2008, which is a decrease of $1.0 million from the $904,623 net cash provide by operating activities for the same period in 2007.  The decrease in net cash provided by operating activities was mainly due to the increase of raw material inventories made in anticipation of increased prices in the summer quarter.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash provided by investing activities in the three-month period ended March 31, 2008 was $1.5 million, which is an increase of $1.1 million from net cash provided by investing activities of $451,120 in the same period of 2007. The increase was mainly due to a one-time disposition in the first quarter of 2008 of certain properties that were unrelated to our main business.

Financing Activities:

Net cash used in financing activities in the three-month period ended March 31, 2008 totaled $1.4 million which was at the about same level of $1.4 million net cash used in financing activities in the same period of 2007.

As of March 31, 2008, the amount, maturity date and term of each of our bank loans are as follows:

(All amounts, other than percentages, in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Duration
China CITIC Bank, Shenyang Branch	$2.6	November 26, 2008	1 year
China Construction Bank, Fuxin Branch	4.0	March 24, 2009	1 year
Shanghai Pudong Development Bank, Shenyang Branch	4.3	May 1, 2008	1 year
China Construction Bank, Fuxin Branch	2.9	May 22, 2008	6 months
Shenzhen Development Bank, Dalian Branch	0.7	April 17, 2008	4 months
Total	$14.5

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%.  The agreement has a two-year term and the loan proceed will be used as working capital.

We repaid bank loan in the total amount of $0.6 million in the first quarter of 2008.  We also paid the $0.7 million and $4.3 million bank loan matured on April 17, 2008 and  May 1, 2008, respectively. In the coming 12 months, we have approximately $9.5 million bank loans that will mature.  We plan to replace these loans with new bank loans in approximately the same aggregate amounts.  We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the loan from Ms. Tan and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contract

Below is a table setting forth our contractual obligations as of March 31, 2008:

All amounts in thousands of U.S. dollars

	Total	Less than 1 year	2-5 years	More than 5 years
Long term debt obligations	$-	$-	$-	$-
Capital commitment	-	-	-	-
Operating lease obligations	2,795	419	1,677	699
Purchase obligations	-	-	-	-
Total	2,795	419	1,677	699

Critical Accounting Policies

See Management’s Discussion and Analysis of Results of Operations and Financial Condition under Item 2.01 “Completion of Acquisition or Disposition of Assets” in the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2008, for a discussion of the Company’s critical accounting policies.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.” SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our Company’s business is seasonal,  with the highest proportion of sales and operating income being generated in the second and third quarters of each year, with lesser sales and operating income being generated in the first and fourth quarters of each year.  Our working capital requirements fluctuate during the year, increasing substantially during the first and fourth quarters as a result of lower demand for glass products due to the curtailments of construction works in winter season.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Lihui Song, our President and Chief Executive Officer, and Qiang Hao, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management decided to exclude recently acquired Dollar Come and its subsidiaries from its evaluation of controls and procedures above because it was not possible to conduct an assessment of the acquired companies’ controls and procedures in the period between the consummation date and the date of management’s assessment.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters  may  arise  from  time to time  that may harm our  business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2008, we issued 23,751,710 shares of our common stock to shareholders of Dollar Come in exchange for all of the issued and outstanding shares of the capital stock of Dollar Come.  The number of our shares issued to the stockholders of Dollar Come was determined based on an arms-length negotiation. The issuance of our shares to these individuals was made in reliance on the exemption provided by Regulation S and Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

EXHIBITS.

31.1*

Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: May 15, 2008

NEVSTAR CORPORATION

By: /s/ Qiang Hao
Qiang Hao
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit

Number

Description

31.1*

Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.