Form 10-Q
period 2008-06-30
Golden Elephant Glass Technology, Inc.
filed 2008-08-18
CIK 1006384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21071

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC
(Exact name of small business issuer as specified in its charter)

Nevada	88-0309578
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Golden Elephant Glass Technology, Inc.
123 Chuangye Road, Haizhou District,
Fuxin City, Liaoning Province, PRC 123000
--------------------------------------------------
(Address of principal executive offices, Zip Code)

(86) 418-399-5066
--------------------------------------------------
(Registrant’s telephone number, including area code)

12890 Hilltop Road, Argyle, TX 76226
fiscal year ended June 30
--------------------------------------------------
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

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,340,590

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Golden Elephant Glass Technology, Inc.
(Formerly Nevstar Corporation)

Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

(Stated in US dollars)

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Other Comprehensive Income	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 22

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Condensed Consolidated Statements of Income and Other Comprehensive Income

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

	Three months ended		Six months ended
	June 30		June 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Revenue
Sales revenues - Note 19	$15,348,524	$17,475,040	$27,174,234	$26,399,933
Cost of sales	(11,339,956)	(12,405,815)	(20,969,016)	(20,799,529)

Gross profit	4,008,568	5,069,225	6,205,218	5,600,404

Operating expenses
Administrative expenses	849,951	793,266	1,259,954	1,436,647
Selling expenses	79,507	272,210	101,853	533,751

Total operating expenses	929,458	1,065,476	1,361,807	1,970,398

Income from operations	3,079,110	4,003,749	4,843,411	3,630,006
Interest income	11,736	52	20,254	5,308
Other income	25,028	23,124	50,430	54,531
Bad debts recovered	2,302	-	157,794	-
Decrease in provision for bad debts	57,076	-	453,211	212,563
Gain on disposal of a subsidiary - Note 3(b)	508,981	-	508,981	-
Finance costs	(488,472)	(213,414)	(737,797)	(395,868)
Equity in net (loss)/income of an unconsolidated affiliate	-	(6,054)	-	724

Income before income taxes	3,195,761	3,807,457	5,296,284	3,507,264
Income taxes - Note 5	(419,406)	(532,439)	(543,851)	(632,631)
Minority interests shares of loss	-	-	4,994	-

Net income	$2,776,355	$3,275,018	$4,757,427	$2,874,633

Other comprehensive income
Foreign currency translation adjustments	$551,348	$127,063	$1,139,768	$181,677

Comprehensive income	$3,327,703	$3,402,081	$5,897,195	$3,056,310

Earnings per share : basic and diluted - Note 6	$0.11	$0.14	$0.20	$0.12

Weighted average number of shares
outstanding : basic and diluted - Note 6	25,001,800	23,751,710	24,383,695	23,751,710

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Condensed Consolidated Balance Sheets

As of June 30, 2008 and December 31, 2007

(Stated in US Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$8,236	$62,660
Restricted cash	1,356,870	1,275,030
Trade receivables (net of allowance of doubtful accounts
of $51,252 in 2008 and $27,677 in 2007) - Note 7	5,076,732	5,749,984
Other receivables (net of allowance of doubtful accounts
of $4,377 in 2008 and $395,576 in 2007) - Note 8	7,872,857	3,079,943
Advances to staff (net of allowance of doubtful accounts
of $4,304 in 2008 and $71,131 in 2007) - Note 9	381,652	316,016
Prepayments - Note 10	5,714,104	1,794,416
Inventories - Note 11	6,881,691	4,955,896
Amount due from an unconsolidated affiliate	-	878,261
Deferred taxes	19,582	132,030

Total current assets	27,311,724	18,244,236

Investment in an unconsolidated affiliate	-	55,105
Property, plant and equipment, net - Note 12	26,236,497	27,408,880
Construction in progress	426,028	-
Land use right	2,829,201	2,930,020
Goodwill	393,831	393,831
Deferred taxes	159,821	177,459

TOTAL ASSETS	$57,357,102	$49,209,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$8,694,161	$7,819,249
Bills payable	3,545,370	3,331,530
Other payables and accrued expenses - Note 13	11,374,066	2,587,382
Sales receipt in advance	1,271,133	6,210,016
Dividend payable	-	630,660
Income tax payable	409,467	547,656
Amount due to a director	-	995,400
Secured short-term bank loans - Note 14	12,753,703	14,589,359
Unsecured loan - Note 15	914,800	-

TOTAL LIABILITIES	38,962,700	36,711,252

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Preferred stock : par value $0.01 per share Authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock : par value $0.01 per share - Note 18 Authorized 150,000,000 shares in 2008 and 2007; issued and outstanding 25,001,800 shares in 2008 and 23,751,710 shares in 2007	250,018	237,517
Additional paid-in capital - Note 18	7,513,186	7,513,186
Statutory reserves	665,617	665,617
Accumulated other comprehensive income	2,216,103	1,076,335
Retained earnings	7,749,478	3,005,624

TOTAL STOCKHOLDERS’ EQUITY	18,394,402	12,498,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,357,102	$49,209,531

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

	Six months ended June 30
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$4,757,427	$2,874,633
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation	1,426,224	1,225,406
Amortization of land use right	30,435	30,740
Deferred taxes	144,220	99,329
Gain on disposal of a subsidiary	(508,981)	-
Recovery of doubtful debts	(453,211)	(212,563)
Equity in net loss of an unconsolidated affiliate	-	(724)
Minority interests	(4,994)	-
Changes in operating assets and liabilities:
Trade receivables	1,035,909	(2,762,369)
Other receivables	835,563	1,108,895
Advances to staff	32,304	(3,517)
Prepayments	(3,688,110)	(2,543,243)
Inventories	(1,625,020)	3,064,779
Bills receivable	2,484	-
Trade payables	354,930	2,208,206
Bills payable	-	583,650
Other payables and accrued expenses	(851,370)	1,242,730
Sales receipt in advance	(5,301,751)	(5,160,193)
Amount due to a director	-	(28,387)
Amount due from a director	(14,561)	-
Amount due from an unconsolidated affiliate	-	(392,768)
Income tax payable	(170,977)	533,302

Net cash flows (used in)/provided by operating activities	(3,999,479)	1,867,906

Cash flows from investing activities
Payments to acquire property, plant and equipment	(12,316)	(48,243)
Sale proceeds for disposal of land use right	246,759	-
Payment to acquire a subsidiary - Note 3(a)	(135,594)	-
Proceeds from disposal of property, plant and equipment	1,432,393	25,681
Cash inflow from RTO	464	-
Cash outflow from disposal of a subsidiary - Note 3(b)	(163)	-
Payment for construction in progress	(420,216)	-
Increase in restricted cash	-	(389,103)

Net cash flows provided by/(used in) investing activities	1,111,327	(411,665)

Cash flows from financing activities
Advances to third parties	(4,612,349)	-
Amounts due to third parties	2,871,590	-
Amount due to Tianyuan	1,130,206	-
Loan from a related party	5,796,250	-
Dividend paid to stockholders/Fuxin Hengrui’s ex-stockholders	(642,942)	(570,680)
Proceeds from unsecured loan	5,000,000	-
Proceeds from bank loans	-	6,021,971
Repayment of bank loans	(2,711,520)	(7,356,194)
Repayment of unsecured loan	(4,099,177)	-

Net cash flows provided by/(used in) financing activities	2,732,058	(1,904,903)

Effect of foreign currency translation on cash and cash equivalents	101,670	7,395

Net decrease in cash and cash equivalents	(54,424)	(441,267)

Cash and cash equivalents - beginning of period	62,660	529,208

Cash and cash equivalents - end of period	$8,236	$87,941

Supplemental disclosures for cash flow information:

Cash paid for:
Interest	$614,485	$326,992
Income taxes	582,809	-

Non-cash financing activities:
Consideration of disposal of a subsidiary offset by other payable	$709,200	$-

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

1.

Corporation information

Golden Elephant Glass Technology, Inc. (the “Company”) was incorporated in State of Nevada on December 2, 1993 under the name of Nevstar Corporation. On April 21, 2008, the board of directors of the Company authorized the amendment to the Company's Articles of Incorporation to change its name to "Golden Elephant Glass Technology, Inc." (the "Amendment"). On the same date, stockholders holding a majority of the outstanding shares of the common stock of the Company approved the Amendment by written consent.

The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board (“OTCBB”) in the United States of America.

On June 11, 2008, as a result of the name change, the Company's trading symbol on the OTCBB has changed from “NVSC.OB” to "GOEG.OB".

Pursuant to the Share Exchange Agreement dated March 31, 2008, the Company acquired 100% ownership interest in Dollar Come Investments Limited (“Dollar Come”), a limited company incorporated in the British Virgin Islands on February 12, 2004 with authorized common stock of $50,000 divided into 50,000 ordinary shares of $1 each, in consideration for the issuance of the Company’s 23,751,710 new shares to the former stockholders of Dollar Come (“Dollar Come Former Stockholders”).

The aforesaid transaction was completed on March 31, 2008 and thereafter Dollar Come became a wholly owned subsidiary of the Company and Dollar Come Former Stockholders became the majority stockholders of the Company.  This transaction constituted a reverse takeover transaction (“RTO”).

On March 31, 2008, the Company's board of directors approved a change in the Company's fiscal year end from June 30 to December 31, subject to approval of an amendment of the Company's Amended and Restated Bylaws, in connection with the Company’s reverse acquisition with Dollar Come.

Dollar Come is a holding company whose primary operations are conducted through its subsidiaries located in the Liuling Province of the People’s Republic of China (the “PRC”).

Following the RTO, through Dollar Come, the Company indirectly owned Fuxin Hengrui Technology Co., Ltd. (“Fuxin Hengrui”), Fuxin Xianheng Float-Glass Co., Ltd. (“Xianheng”) and Fuxin Hengrui Tianyuan New Energy Sources Co., Ltd. (“Tianyuan”).

Fuxin Hengrui was incorporated in the PRC on September 18, 2002 with registered capital of $5,030,000 (RMB41,600,000, which are not divided into shares) and engaged in manufacture and distribution of float glasses in Liuling Province.  The entire equity interest of Fuxin Hengrui was directly held by Dollar Come.

Xianheng was incorporated in the PRC on April 1, 2004 with registered capital of $60,500 (RMB500,000, which are not divided into shares) of which 25% equity interest was directly held by Dollar Come whilst 75% equity interest was indirectly held by Dollar Come through Fuxin Hengrui.  During the reporting periods, Xianheng did not have any business activities.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

1.

Corporate information (Cont’d)

On May 17, 2006, Fuxin Hengrui together with, Madam Lin Tan (“Madam Tan”), one of the directors of Fuxin Hengrui established Tianyuan in the PRC with registered capital of $1,251,000 (RMB10 million, which are not dividend into shares). On May 16, 2006, according to the payment schedule, Fuxin Hengrui contributed $131,355 to its registered capital representing 35% equity interest. Pursuant to a special resolution passed on October 12, 2007, the registered capital of Tianyuan was reduced from $1,251,000 to $375,000 which was effective from January 16, 2008.  On January 16, 2008, Fuxin Hengrui further acquired 35% equity interest in Tianyuan from Madam Tan at a total consideration of $143,955, and thereafter, Tianyuan become a subsidiary of Nevstar.  Tianyuan is principally engaged in manufacturing of coal water mixture to assess energy alternative for industrial boiler. On May 17, 2008, Fuxin Hengrui disposed of its 70% equity interest in Tianyuan to a third party at a total consideration of $709,200 (RMB5,000,000).

More details and accounting treatment on investment in Tianyuan are set out in Note 3.

2.

Description of business

Following the RTO as detailed in note 3, the Company commenced to be engaged in the manufacture and distribution of float glasses in the PRC.  The Company’s product offerings include float glass, ultra-clear glass, colored flat glass and high grade, glass processed products such as mirrors, tempered glass, insulated glass, etc., and marketed primarily under the “Golden Elephant” brand name.

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

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Dollar Come become the historical financial statements of the Company, with no adjustment to the carrying values of the assets and liabilities.  The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the first period presented.

The accompanying consolidated financial statement of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The results of subsidiary acquired or disposed of during the periods are included in the consolidated statement of income and comprehensive income from the effective date of acquisition or up to the date of disposal.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

3.

Basis of presentation (Cont’d)

(a)

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

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

3.

Basis of presentation (Cont’d)

(b)

According to the share transfer agreement signed between Fuxin Hengrui and a third party, Fuxin Hengrui disposed of its 70% equity interest in Tianyuan to a third party at a total consideration of $709,200 (RMB5,000,000) with effective date from May 17, 2008.

The assets and liabilities arising from the disposal as of May 17, 2008 were as follows :-

Property, plant and equipment	$468,371
Construction in progress	113,626
Inventories	714,379
Other receivables, deposits and prepayments	734,812
Cash and cash equivalents	163
Trade payables	(37,053)
Other payables and accruals	(546,570)
Amount due to a director	(245,616)
Amount due to a shareholder	(974,708)
Unsecured short-term loans	(57,120)
Minority interests	(51,085)

Net assets disposed	$119,199
Release on goodwill	81,020
Gain on disposal of a subsidiary	508,981

Consideration	$709,200

Satisfied by :-

Non cash transaction arising from disposal :-
Consideration offset by other payable of acquirer	$709,200

Net cash outflow on disposal of Tianyuan	$(163)

4.

Summary of significant accounting policies

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed.  Pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is not amortized and is subjected to an annual impairment test which occurs in the fourth quarter of each fiscal year.

Goodwill will be written down only when and if impairment is identified and measured, based on future events and conditions.

Minority interests

Minority interests resulted from the consolidation of 70% owned subsidiary, Tianyuan, where the Company has control over its operation.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

4.

Summary of significant accounting policies

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables.  As of June 30, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables.

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended		Six months ended
	June 30		June 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007

Aushen Xingsheng Glass Distribution Office	$3,833,390	N/A	$7,018,844	N/A

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of June 30, 2008 and December 31, 2007, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC.  They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

Restricted cash

Deposits in banks pledged as securities for bills payable that are restricted in use are classified as restricted cash under current assets.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

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

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes.  The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general provision to make a 50% provision for inventories aged over 1 year.  As of June 30, 2008 and December 31, 2007, no general provision for inventories were made.

Historically, the actual net realizable value is close to the management estimation.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

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

Construction in progress mainly represents expenditures in respect of the Company’s warehouses and factories under construction.  All direct costs relating to the acquisition or construction of the Company’s warehouses and factories are capitalized as construction in progress.  No depreciation is provided in respect of construction in progress.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144 and Accounting Principles Board (“APB”) Opinion 18, Equity Method of Accounting for Investments in Common Stock, respectively.  The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lives assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.  During the reporting periods, the Company has no identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery, the sales price is fixed or determinable and collection is reasonably assured.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

4.

Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Recently issued accounting pronouncements

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The management is in the process of evaluating the impact that SFAS 159 will have on the Company’s financial statements upon adoption.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

5.

Income taxes

United States

The Company is subject to U.S federal income tax at a tax rate of 34%.  No provision for U.S federal income taxes has been made as the Company was dormant and had no taxable income for the reporting periods.

BVI

Dollar Come was incorporated in the BVI and, under the current laws of the BVI, not subject to income taxes.

PRC

Before the implementation of the new enterprise income tax (“EIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally granted certain tax benefits or holiday by the relevant tax authority.  On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”), such as our subsidiary Fuxin Hengrui and Xianheng, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire.

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

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

5.

Income taxes (Cont’d)

As approved by the relevant PRC tax authority, Fuxin Hengrui and Xianheng was entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Fuxin Hengrui commenced in 2004. Accordingly, Fuxin Hengrui is entitled to a 50% reduction on EIT tax rate of 12.5% for 2008 and will be subject to an EIT rate of 25% from 2009.  Xianheng’s tax holiday commenced in 2008, therefore, Xianheng is exempted from EIT in 2008 and 2009 and will be subject to a reduced EIT rate of 12.5% from 2010 to 2012.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of June 30, 2008.

6.

Earnings per share

During the reporting periods, the Company had no dilutive instruments.  Accordingly, the basic and diluted earnings per share are the same.

7.

Trade receivables

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Trade receivables	$5,127,984	$5,777,661
Allowance for doubtful accounts	(51,252)	(27,677)

	$5,076,732	$5,749,984

The Company incurred $21,192 of doubtful debt expense and had $188,681 of doubtful debt recovery for the six months ended June 30, 2008 and 2007 respectively.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

8.

Other receivables

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Advances to third parties - Note 8a	$7,226,010	$2,923,647
Other receivables	309,019	551,872
Other tax recoverable	342,205	-

	7,877,234	3,475,519
Allowance of doubtful debts	(4,377)	(395,576)

	$7,872,857	$3,079,943

Note :-

a.

The amounts are interest-free, unsecured and repayable on demand.

b.

The Company had $404,997 and $20,459 of doubtful debt recovery for the six months ended June 30, 2008 and 2007 respectively.

9.

Advances to staff

The amounts are interest-free, unsecured and repayable on demand. The Company had $69,406 and $3,423 of doubtful debt recovery for the six months ended June 30, 2008 and 2007 respectively.

10.

Prepayments

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Prepayment for raw materials	$4,211,089	$718,220
Prepayment for rental expenses	1,345,888	814,236
Prepayment for factory construction	101,125	28,052
Prepayment for factory tools	-	34,973
Prepayment for utilities expenses	20,476	191,306
Prepayment for other expenses	35,526	7,629

	$5,714,104	$1,794,416

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

11.

Inventories

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$2,278,929	$871,549
Finished goods	4,561,981	4,046,025
Consumables	40,781	38,322

	$6,881,691	$4,955,896

No (recovery of)/provision for obsolete inventories were (credited)/charged to operations during the period.

As of June 30, 2008, totally 388,375 boxes of finished goods with carrying value of $2,048,053 and $1,530,840 were pledged to the banks for the bank loans (Note 14a) granted to the Company and the bills payable undertaken by the banks.

12.

Property, plant and equipment

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs:
Buildings	$13,912,343	$14,478,246
Plant and machinery	20,122,273	18,901,987
Office equipment	125,392	112,554
Tools	186,308	175,071
Leasehold improvements	3,853,457	3,621,035
Motor vehicles	472,888	447,358

	38,672,661	37,736,251
Accumulated depreciation	(12,436,164)	(10,327,371)

Net	$26,236,497	$27,408,880

As of June 30, 2008, certain property, plant and equipment with aggregate net book value of $13,241,372 was pledged to banks to secure general banking facilities (Note 14b).

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

13.

Other payables and accrued expenses

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Accrued audit fee	$174,788	$180,698
Payable for acquisition of property, plant and equipment	-	313,484
Accruals for factory construction	587,428	179,379
Loan from a related party - Note 13a	4,946,292	-
Amounts due to third parties - Note 13b	3,793,755	505,079
Amount due to Tianyuan - Note 13b	1,145,835	-
Other accrued expenses	541,042	602,197
Staff welfare payable - Note 13c	184,926	692,533
Other payables	-	114,012

	$11,374,066	$2,587,382

Note :-

a.

The amount represents loan from Madam Tan and is interest-free, unsecured and not repayable until the Company is in a position to do so.

b.

The amounts are interest-free, unsecured and not repayable until the Company is in a position to do so.

c.

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances.  All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries.  The obligations of the Company are limited to those premiums contributed by the Company.

14.

Secured short-term bank loans

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Bank loans repayable as follows:
Within 1 year	$12,753,703	$14,589,359

As of June 30, 2008, the Company’s banking facilities were as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	$14,701,700	$12,753,703	$1,947,997

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

14.

Secured short-term bank loans (Cont’d)

The above banking loans were secured by the following :-

a.

Finished goods with carrying value of $2,048,053 (Note 11);

b.

Property, plant and equipment with carrying value of $13,241,372 (Note 12);

c.

Land use right with carrying value of $2,829,201;

d.

Guarantees executed by Mr. Song Lihui who is a director of Golden Elephant Glass Technology, Inc. and third parties; and

e.

All the bank loans are denominated in RMB and carry interest rates ranging from 4.785% to 8.964% per annum with maturity dates within 1 year.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

15.

Unsecured loan

On May 6, 2008, Dollar Come entered into a loan agreement with Madam Tan to borrow $5,000,000 at the annual interest rate of 8%.  The agreement has a two-year term and the loan proceed was used as working capital of the Company.

16.

Commitments and contingencies

a.

Capital commitment

As of June 30, 2008, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

b.

Operating lease arrangement

As of June 30, 2008, the Company had a non-cancelable operating lease for its warehouse.  The lease will expire in 2015 and the expected payments are as follows:-

Within one year	$425,520
Two to five years	1,702,080
After five years	602,820

$2,730,420

The rental expenses relating to the operating leases were $212,760 and $194,450 for the six months ended June 30, 2008 and 2007, respectively.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

16.

Commitments and contingencies (Cont'd)

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

The Company incurred normal routine pollutant discharge fees of $Nil and $31 for the six months ended June 30, 2008 and 2007 respectively.

17.

State pension contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC.  The employer and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of operations.  The Company contributed $43,933 and $36,923 for the six months ended June 30, 2008 and 2007 respectively.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

18.

Common stock and additional paid-in capital

	Common stock of par value $0.01 per share
			Additional
	Number of		paid-in
	shares	Amount	capital
Balance, January 1, 2007 and
December 31, 2007	23,751,710	$237,517	$7,513,186
Recapitalization	1,250,090	12,501	-

Balance, June 30, 2008	25,001,800	$250,018	$7,513,186

Note :-

a.

On March 31, 2008, the Company issued 23,751,710 new shares of common stock, par value $0.01 per share, to the stockholders of Dollar Come in exchange for 100% of the outstanding capital stock of Dollar Come.

b.

The Company’s issued and outstanding number of common stock immediately prior to the RTO is 1,250,090 shares are accounted for at $(1,072) of net book value at the time of the RTO.

19.

Segment information

The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under FAS 131, “Disclosure about Segments of Enterprise and Related Information”.

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

PRC	$14,545,247	$16,322,137	$26,057,419	$24,697,840
Other	803,277	1,152,903	1,116,815	1,702,093

Total	$15,348,524	$17,475,040	$27,174,234	$26,399,933

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

20.

Subsequent events

(a)

Securities Purchase Agreement

On July 24, 2008, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain accredited investors (collectively, the "Investors"). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Investors 3,338,790 new shares of the Company’s common stock (the "Shares"), representing approximately 11.8% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $5 million (the "Purchase Price"), or $1.52 per share.

(b)

Registration Rights Agreement

On July 24, 2008, as a condition to the Securities Purchase Agreement, the Company and the Investors also entered into a registration rights agreement (the "Registration Rights Agreement"), pursuant to which the Company is obligated to register the Shares within a pre-defined period. Under the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement under the Securities Act of 1933 on Form S-1 or on Form S-3 (if the Company is eligible) covering the resale of the Shares and any other shares of common stock issued to the Investors under the Securities Purchase Agreement. If the Company does not file the required registration statements in a timely manner, or if the Company fails to file any pre-effective amendments to such registration statements and respond in writing to the comments made by the Securities and Exchange Commission (the "SEC") within a pre-defined period, then the Investors are entitled to liquidated damages equal to 1.0% of the aggregate contribution of each Investor in any 30-day period up to a maximum of 10% of the aggregate amount of the Purchase Price. The Registration Rights Agreement also gives the Investors customary piggyback registration rights.

(c)

Lock-up Agreement

On July 24, 2008, the Company entered into separate lock-up agreements (the "Lock-up Agreements") with the chief executive officer and chief financial officer of the Company (each a "Holder"), pursuant to which each Holder agreed that, except as set forth in the Lock-up Agreement, he will not offer, pledge, encumber, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, or announce the offering of, any of their shares of the Company’s common stock (including any securities convertible into, or exchangeable for, or representing the rights to receive, the Company’s common stock) or engage in any short sales with respect to any security of the Company.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

21.

Subsequent events (cont’d)

(d)

Holdback Escrow Agreement

On July 24, 2008, the Company entered into a holdback escrow agreement (the "Holdback Escrow Agreement") with the Investors and Securities Transfer Corporation, as escrow agent ("STC"), pursuant to which the Company agreed that an aggregate of $500,000 of the Purchase Price (the "Holdback Amount") will be deposited at the closing of the offering with STC and be distributed upon the satisfaction of two of the Company's covenants set forth in the Securities Purchase Agreement.

Pursuant to the Holdback Escrow Agreement, 50% of the Holdback Amount will be released to the Company upon the Company’s satisfaction of the covenant regarding the Qualified Board and 50% of the Holdback Amount will be released to the Company upon the Company’s satisfaction of the covenant regarding the Qualified CFO.

(e)

Make Good Escrow Agreement

Also in connection with the entry into the Securities Purchase Agreement, on July 24, 2008, the Company entered into a make good escrow agreement (the "Make Good Escrow Agreement") with Win-Win Global Investments, Inc. (the "Pledgor"), the Investors, Roth Capital Partners, LLC ("Roth") and STC, pursuant to which the Pledgor agreed to certain "make good" provisions in the event that the Company does not meet certain income thresholds for fiscal years 2008 and/or 2009 discussed in the Securities Purchase Agreement. Pursuant to the Make Good Escrow Agreement, the Pledgor established an escrow account and delivered to STC certificates evidencing 1,669,398 shares of the Company’s common stock held by the Pledgor (the "Make Good Shares") along with blank stock powers, to be held for the benefit of the Investors. The Pledgor agreed that if the after tax net income (the "ATNI") for the Company’s 2008 fiscal year is less than $10,000,000 or the ATNI for the Company’s 2009 fiscal year is less than $14,000,000 (after the exclusion of certain items from the calculation), then, in each case, the Pledgor will transfer to the Investors, on a pro rata basis, 50% of the Make Good Shares within 10 business days after the Company’s annual report on Form 10-K is filed for the respective fiscal year. In such event, the Pledgor’s obligation to transfer the Make Good Shares continues to apply to each of the Investors, even if an Investor has transferred or sold all or any portion of its securities, and each of the Investors shall have the right to assign its rights to receive a pro rata portion of the Make Good Shares in conjunction with negotiated sales or transfers of any of its securities. If the ATNI for the Company’s 2008 fiscal year is no less than $10,000,000 (after the exclusion of certain items from the calculation), 50% of the Make Good Shares will be released to the Pledgor. If the ATNI for the Company’s 2009 fiscal year is no less than $14,000,000 (after the exclusion of certain items from the calculation), then the remaining 50% of the Make Good Shares will be released to the Pledgor. The parties also agreed that for purposes of determining the ATNI under the Securities Purchase Agreement, the release of the Make Good Shares to the Investors or the Pledgor as a result of the operation of the Make Good Agreement shall not be deemed to be an expense, charge, or other deduction from revenues even though GAAP may require contrary treatment. The Make Good Escrow Agreement will terminate upon the distribution of all the Make Good Shares.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

(Stated in US Dollars)

21.

Subsequent events (cont’d)

(f)

Roth Capital Partners, LLC and WLT Brothers Capital, Inc. acted as the Company’s placement agents ("Placement Agents") in connection with the offering of the Shares. As compensation for their services, the Placement Agents received a cash fee equal to $355,247.37, representing 7% of the gross proceeds received from the sale of the Shares. Roth also received a warrant to purchase 166,940 shares of common stock of the Company, representing 5% of the Shares (the "Warrant"). The Warrant has a term of three years, is exercisable immediately on issuance and has an exercise price of $1.824.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of our Current Report on Form 8-K filed on March 31, 2008, and other risks and uncertainties mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

  "Golden Elephant," "the Company," "we," "us," and "our" refer to the combined business of Golden Elephant Glass Technology, Inc. and its direct and indirect subsidiaries;

  "Dollar Come" refers to Dollar Come Investments Limited, a British Virgin Islands corporation and our direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

  "Fuxin Hengrui" refers to Fuxin Hengrui Technology Co. Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  "Fuxin Xianheng" refers to Fuxin Xianheng Float Glass Co. Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  "China," "Chinese" and "PRC" refer to the People’s Republic of China;

  "BVI" refers to the British Virgin Islands;

  "RMB" refers to Renminbi, the legal currency of China;

  "U.S. dollar," "$" and "US$" refer to the legal currency of the United States;

  "Securities Act" refers to the Securities Act of 1933, as amended; and

  "Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

Overview

Golden Elephant Glass Technology, Inc. is a Nevada holding company whose primary business operations are conducted through its direct wholly owned subsidiary Dollar Come and Dollar Come’s Chinese subsidiary Fuxin Hengrui.

Our operating subsidiary, Fuxin Hengrui, is a leading China-based float glass manufacturer whose product offerings include float glass, ultra-clear glass (also called crystal glass), colored float glass and high grade, processed glass products such as mirrors, glass artwork, tempered glass, insulated glass, laminated glass, lacquered glass and similar products. Our glass is mostly used in a variety of end products, such as automobiles, commercial and residential buildings, construction materials, furniture and display cases, lighting fixtures and decorative glass artwork, bath fixtures and electrical household appliances, such as refrigerators and microwave ovens. Our glass products are manufactured in a broad range of specifications and marketed primarily under the "Golden Elephant" brand name. We have been manufacturing our glass products from our production facility in Fuxin City, Liaoning Province, China since 2002 and sell our products to end users in China, Asia, Europe, South America and South Africa. We ranked second in the Northeast China glass market based on sales revenues and production capacity according to a report issued by China Construction Products Quality Supervision Association.

Our total annual production capacity of our glass products is currently 4.95 million weight cases and we maintain two production lines which have an aggregate daily melting capacity of over 800 tons.

Recent Developments

On July 24, 2008, we consummated a private placement transaction in which we issued and sold to certain accredited investors approximately 3.3 million shares of our common stock, representing approximately 11.8% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after consummation of the transaction, for an aggregate purchase price of approximately $5 million, or $1.52 per share. The proceeds raised in this financing transaction will be used for working capital purposes. Please see our Current Report on Form 8-K filed on July 25, 2008 for more details.

Second Quarter Financial Results

In the second quarter of 2008, we redirected a considerable portion of our sales efforts and manufacturing resources toward our higher margin float glass products with a thickness of 8 - 12mm  which resulted in a modest reduction in sales volume of our legacy thin float glass products. We also made a strategic decision to delay the manufacturing of our ultra-clear glass products until after completion of the second quarter of 2008. Consequently, our sales revenue and net income decreased as compared to the same quarter last year, notwithstanding a decrease in sales volume, we continued to experience an increase in the per-unit sales price of our glass products during the second quarter of 2008 as a result of continuing demand for our products. In July 2008, we began manufacturing ultra-clear glass products and expect our sales revenue and net income to increase significantly in the third quarter of 2008.

The following are some of our financial results for the second quarter of 2008:

  Sales Revenue: Sales revenue decreased $2.1 million, or 12%, to $15.3 million for the second quarter of 2008 from $17.4 million for the same period last year.

  Gross Margin: Gross margin was 26% for the second quarter of 2008, as compared to 29% for the same period in 2007.

  Net Income: Net income decreased $0.5 million, or 15%, to $2.8 million for the second quarter of 2008, from $3.3 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share was $0.11 for the second quarter of 2008, as compared to $0.14 for the same period last year.

Taxation

United States

Golden Elephant Glass Technology, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Golden Elephant had no income taxable in the United States during the second quarter of 2008.

British Virgin Islands

Dollar Come Investments Limited was incorporated in the British Virgin Islands, or BVI, and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the enterprise income tax ("EIT") law (as discussed below), Foreign Invested Enterprises ("FIE") established in the PRC are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 ("Old FIEs"), such as our subsidiary Fuxin Hengrui and Fuxin Xianheng, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the "two-year exemption and three-year half reduction" or "five-year exemption and five-year half-reduction" under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

As approved by the relevant PRC tax authority, each of Fuxin Hengrui and Fuxin Xianheng is entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Fuxin Hengrui commenced in 2004. Accordingly, Fuxin Hengrui is entitled to a 50% reduction on EIT tax rate of 12.5% for 2008 and will be subject to an EIT rate of 25% from 2009. The tax holiday of our subsidiary, Fuxin Xianheng, commenced in 2008, therefore, Fuxin Xianheng is exempted from EIT in 2008 and 2009 and will be subject to a reduced EIT rate of 12.5% from 2010 to 2012.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended				Six months ended
	June 30				June 30
	(unaudited)				(unaudited)
	2008		2007		2008		2007
		As a % of		As a %		As a % of		As a % of
	In	sales	In	of sales	In	sales	In	sales
	Thousands	revenues	Thousands	revenues	Thousands	revenues	Thousands	revenues
Sales revenue	$15,349	100%	$17,475	100%	$27,174	100%	$26,400	100%
Cost of sales	11,340	73.9%	12,406	71.0%	20,969	77.2%	20,800	78.8%
Gross profit	4,009	26.1%	5,069	29.0%	6,205	22.8%	5,600	21.2%
Operating expenses
Administrative expenses	850	5.5%	793	4.5%	1,260	4.6%	1,436	5.4%
Selling expenses	80	0.5%	272	1.6%	102	0.4%	534	2.0%
Total operating expenses	930	6.1%	1,065	6.1%	1,362	5.0%	1,970	7.5%
Income before income taxes	3,196	20.8%	3,807	21.8%	5,296	19.5%	3,507	13.3%
Income taxes	(420)	2.7%	(532)	3.0%	(544)	2.0%	(632)	2.4%
Minority interests	-	-%	-	-%	5	-	-	-%

Net income	$2,776	18.1%	$3,275	18.7%	4,757	17.5%	$2,875	10.9%

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Sales Revenue. Our sales revenue is generated from sales of our glass products, primarily float glass and ultra-clear glass. Sales revenue decreased $2.1 million, or 12%, to $15.3 million for the three-month period ended June 30, 2008 from $17.4 million for the same period in 2007. The decrease in our sales revenue resulted primarily from a period-over-period decrease in sales of our float glass products and ultra-clear glass products which are not the focus of our future growth strategy as more fully described in the following paragraph. In the second quarter of 2008, our per-unit sales price increased approximately 34.5% as compared to that of the same period last year as we were able to adjust prices upward based on consistent demand. Such increase in per-unit sales price was more than offset by the decrease in sales volume of float glass products and ultra-clear glass products. We generated approximately $6.8 million sales revenue from our ultra-clear glass products in the second quarter of 2007, but we did not manufacture any ultra-clear glass products in the second quarter of 2008.

In the second quarter of 2008, we changed our product mix and produced more float glass products with a thickness of 8-12mm, which have a higher profit margin than thinner float glass products. In anticipation of the planned third quarter 2008 launch of our ultra-clear glass product line in the third quarter which we believe will reduce our manufacturing capacity of float glass products, we increased inventories of float glass products in order to meet expected demand for our float glass products by customers in the third quarter. As a result, our sales volume of float glass products decreased approximately 129,000 weight cases as compared to that of the same quarter last year. In addition, since our customers for float glass products generally provide 100% prepayment and our customers for ultra-clear glass products generally provide approximately 25% of prepayment, we made a strategic decision to delay the manufacturing of our higher margin ultra-clear products to the third quarter. We have started the manufacturing of ultra-clear glass products in July and expect our sales revenue in the third quarter to increase significantly.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of sales decreased $1.1 million, or 8.9%, to $11.3 million for the three-month period ended June 30, 2008 from $12.4 million for the same period in 2007. As a percentage of sales revenue, the cost of sales increased to 73.9% for the three month period ended June 30, 2008 from 71% for the same period in 2007. The decrease was primarily attributable to our strategic decision to delay the manufacturing of ultra-clear glass products to the third quarter as discussed in more details below.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased $1.1 million, or 20.9%, to $4.0 million for the three-month period ended June 30, 2008 from approximately $5.1 for the same period in 2007. Gross profit as a percentage of sales revenue was 26.1% for the three-month period ended June 30, 2008, as compared to 29.0% for the same period in 2007. Such decrease in gross margin was mainly due to our strategic decision not to manufacture higher margin ultra-clear glass products in the second quarter of 2008. Our ultra-clear glass products had a gross margin of approximately 59.6% in the second quarter of 2007. In the second quarter 2008, due to the significant increase of per unit sales price, our gross margin for float glass products increased significantly to approximately 26.1% from approximately 9.5% in the same quarter last year.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $56,685, or 7.2%, to $849,951 for the three month period ended June 30, 2008 from approximately $793,266 for the same period in 2007. As a percentage of sales revenue, administrative expenses increased to 5.5% for the three-month period ended June 30, 2008, as compared to 4.5% for the same period in 2007. This percentage increase was primarily attributable to increased professional expenses related to the costs of being a public reporting company.

Selling Expenses. Our selling expenses include transportation expenses, sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses decreased $192,703, or 70.8%, to $79,507 for the three month period ended June 30, 2008 from $272,210 for the same period in 2007. As a percentage of sales revenue, selling expenses decreased to 0.5% for the three-month period ended June 30, 2008, as compared to 1.6% for the same period in 2007. The dollar and percentage decreases are primarily attributable to increased sales to end-users and a decline in export sales which generally have higher sales-related costs than domestic sales. In the second quarter of 2008, due to high domestic market demand and increased per-unit sale price of our glass products, we decided it was better to sell our products to customers in China than to foreign customers. Exports sales constituted approximately 5.2% of our total sales revenue in the second quarter of 2008, as compared to 6.6% for the same period last year. We also diversified our sales and distribution channels and increased direct sales to end customers in the second quarter of 2008. As a result, our sales commission cost decreased as compared to the same quarter last year. In addition, we incurred large marine transportation costs in the second quarter last year because we manufactured ultra-clear glass products and most of our ultra-clear glass product customers were located in Southern China. As stated above, we did not manufacture ultra-clear glass products in the second quarter of 2008.

Total Operating Expenses. Our total expenses decreased $0.1 million, or 12.7%, to $0.9 million for the three-month period ended June 30, 2008 from $1.0 million for the same period in 2007. As a percentage of sales revenue, total expenses remain steady at 6.1%. The increase in our administrative costs was offset by the decrease of selling expenses.

Income Taxes. Our income taxes decreased to $419,406 for the three-month period ended June 30, 2008 from $532,439 for the same period in 2007 due to the decrease of EIT rate which was 16.5% last year as compared to 12.5% this year.

Net Income. Our net income decreased $0.5 million, or 15.2%, to $2.8 million for the three month period ended June 30, 2008 from a net loss of $3.3 for the same period in 2007, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Sales Revenue. Sales revenue increased $0.8 million, or 3.0%, to $27.2 million for the six-month period ended June 30, 2008 from $26.4 million for the same period in 2007. This increase was mainly attributable to the increased demand of our glass products and the increased per-unit price. In the six-month period ended June 30, 2008, due to the increase of raw material costs and the high market demand of glass products which exceeded supply, our per-unit price increased approximately 30% as compared to that of the same period last year.

Cost of Sales. Our cost of sales increased $0.2 million, or 0.8%, to $21.0 million for the six-month period ended June 30, 2008 from $20.8 million for the same period in 2007. This increase was mainly due to the increase of raw materials. As a percentage of sales revenue, the cost of goods sales decreased to 77.2% for the six-month period ended June 30, 2008 from 78.8% for the same period in 2007. The percentage decrease was primarily due to the increase of our per unit sales price which outpaced the increase of prices of raw materials. In addition, we used synthetic fuel oil called 520 Fuel Serum to partially replace the heavy oil which eased the price increase of raw materials. We also benefited from more efficient cost control management which allowed us to reduce raw material consumption per unit of production.

Gross Profit. Our gross profit increased $0.6 million, or 10.8%, to $6.2 million for the six-month period ended June 30, 2008 from approximately $5.6 million for the same period in 2007. Gross profit as a percentage of sales revenue was 22.8% for the six-month period ended June 30, 2008, as compared to 21.2% for the same period in 2007. Such percentage increase was mainly due to the factors as discussed above.

Administrative Expenses. Our administrative expenses increased $0.2 million, or 12.3%, to $1.2 million for the six-month period ended June 30, 2008 from approximately $1.4 million for the same period in 2007. As a percentage of sales revenue, administrative expenses decreased to 4.6% for the six-month period ended June 30, 2008, as compared to 5.4% for the same period in 2007. Such percentage decrease was primarily attributable to the more efficient cost management.

Selling Expenses. Our selling expenses decreased $431,898, or 80.9%, to $101,853 for the six-month period ended June 30, 2008 from $533,751 for the same period in 2007. As a percentage of sales revenue, selling expenses decreased to 0.4% for the six-month period ended June 30, 2008, as compared to 2.0% for the same period in 2007. This decrease is primarily attributable to an increased focus on domestic sales which have lower selling expenses than export sales. Exports sales constituted approximately 4.1% of our total sales revenue in the six-month period ended June 30, 2008, as compared to 6.4% for the same period last year. We also diversified our sales and distribution channels and increased direct sales to end customers in the first six months of 2008. As a result, our sales commission cost decreased as compared to the same period last year. In addition, we incurred large marine transportation costs in the first six months last year because we manufactured ultra-clear glass products and most of our ultra-clear glass product customers were located in Southern China. As stated above, we did not manufacture ultra-clear glass products in the second quarter of 2008.

Total Operating Expenses. Our total expenses decreased $0.6 million, or 30.9%, to $1.4 million for the six-month period ended June 30, 2008 from $2.0 million for the same period in 2007. As a percentage of sales revenue, total expenses decreased to 5.0% for the six-month period ended June 30, 2008, as compared to 7.5% for the same period in 2007. This percentage decrease was primarily attributable to the decrease of selling expenses as discussed above.

Income before Income Taxes. Income before income taxes increased $1.8 million, or 51.0%, to $5.3 million for the six-month period ended June 30, 2008 from a loss of $3.5 million for the same period in 2007. Income before income taxes as a percentage of sales revenue increased to 19.5% for the six-month period ended June 30, 2008, as compared to 13.3% for the same period in 2007 due to the factors described above.

Income Taxes. Our income taxes decreased to $543,851 for the six-month period ended June 30, 2008 from $632,631 for the same period in 2007 due to the decrease of EIT rate which was 16.5% last year as compared to 12.5% this year.

Minority Interests. Our financial statements reflect an adjustment to our consolidated group net income equal to $4,994 for the six months ended June 30, 2008, reflecting the minority interests held by third parties in Fuxin Hengrui Tianyuan New Energy Sources Co., Ltd.. In May 2008, we sold our 70% equity interest in Fuxin Hengrui Tianyuan New Energy Sources Co., Ltd. for. $709,200.

Net Income. Our net income increased $1.9 million, or 65.5%, to $4.8 million for the six-month period ended June 30, 2008 from a net loss of $2.9 for the same period in 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $8,236. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Six Months Ended
	June 30,
	(in thousands)
	2008	2007

Net cash (used in) provided by operating activities	$(3,999)	$1,868
Net cash provided by (used in) investing activities	1,111	(412)
Net cash provided by (used in) financing activities	2,732	(1,905)
Effect of foreign currency translation on cash and cash equivalents	102	7
Net cash flow	$(54)	$(441)

Operating Activities:

Net cash used in operating activities was $4.0 million for the six-month period ended June 30, 2008, which is a decrease of $5.9 million from the $1.9 million net cash provided by operating activities for the same period in 2007. The decrease in net cash provided by operating activities was mainly due to the increase of raw material inventories made in anticipation of increased prices in the summer quarter and the increase of float glass inventories as discussed above.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash provided by investing activities in the six-month period ended June 30, 2008 was $1.1 million, which is an increase of $1.5 million from net cash used in investing activities of $0.4 million in the same period of 2007. The increase was mainly attributable to proceeds from sales of certain assets that are unrelated to our core business.

Financing Activities:

Net cash provided by financing activities in the six-month period ended June 30, 2008 totaled $2.7 million, which is an increase of $4.6 million from net cash used in investing activities of $1.9 million in the same period of 2007. The increase in net cash provided by financing activities was mainly due to a $5 million loan from Lin Tan who is a major shareholder of our company.

As of June 30, 2008, the amount, maturity date and term of each of our bank loans are as follows:

(All amounts, other than percentages, in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Duration
China CITIC Bank, Shenyang Branch	$2.6	November 26, 2008	1 year
China Construction Bank, Fuxin Branch	2.9	March 24, 2009	1 year
Shanghai Pudong Development Bank,	4.3	June 12, 2008	1 year
China Construction Bank, Fuxin Branch	2.9	May 22, 2008	6 months

Total	$12.7

On May 6, 2008, our subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceeds will be used as working capital.

On July 24, 2008, we consummated a private placement transaction in which we issued and sold to certain accredited investors approximately 3.3 million shares of our common stock for an aggregate purchase price of approximately $5 million

We repaid a bank loan in the amount of $1.9 million in the second quarter of 2008. We have approximately $12.7 million bank loans that will mature in the next 12 months and we may decide to refinance these loans upon maturity. . We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the loan from Ms. Tan, the private placement proceeds and bank loans referenced above, should be adequate to sustain our operations at our current levels through the next twelve months.

Obligations under Material Contract

Below is a table setting forth our contractual obligations as of June 30, 2008:

All amounts in thousands of U.S. dollars

	Total	Less	2-5 years	More
		than 1 year		than 5 years

Long term debt obligations	$-	$-	$-	$-
Capital commitment	-	-	-	-
Operating lease obligations	2,730	425	1,702	603
Purchase obligations	-	-	-	-
Total	2,730	425	1,702	603

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008 for a discussion of the Company’s critical accounting policies. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Recently issued accounting pronouncements:

In May 2008, FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The management is in the process of evaluating the impact that SFAS 159 will have on the Company’s financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our business is seasonal, with the highest proportion of sales and operating income being generated in the second and third quarters of each year, with lesser sales and operating income being generated in the first and fourth quarters fourth quarters of each year. Our working capital requirements fluctuate during the year, increasing substantially during the first and fourth quarters as a result of lower demand for glass products due to the curtailment of construction works in winter season.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Lihui Song, our President and Chief Executive Officer, and Qiang Hao, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management decided to exclude recently acquired Dollar Come and its subsidiaries from its evaluation of controls and procedures above because it was not possible to conduct an assessment of the acquired companies’ controls and procedures in the period between the consummation date and the date of management’s assessment.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2008, we made no unregistered sales of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2008, we filed an information statement on Schedule 14C to amend our articles of incorporation, which, among other things, changed our name to Golden Elephant Glass Technology, Inc. Shareholders holding a majority of our shares of common stock approved such amendment by written consent in lieu of a shareholder’s meeting.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 19, 2008

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.

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