Form 10-Q
period 2008-09-30
Golden Elephant Glass Technology, Inc.
filed 2008-11-14
CIK 1006384

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21071

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC

 (Exact name of small business issuer as specified in its charter)

Nevada	88-0309578
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Golden Elephant Glass Technology, Inc.

 123 Chuangye Road, Haizhou District,

 Fuxin City, Liaoning Province, PRC 123000

 (Address of principal executive offices, Zip Code)

(86) 418-399-5066

 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                         No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                        No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	28,623,996

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC. (FORMERLY NEVSTAR CORPORATION)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30,2008

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Condensed Consolidated Statements of Income and Other Comprehensive Income
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30		September 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Revenue
Sales revenues - Note 19	$17,416,252	$13,146,634	$44,590,486	$39,546,567
Cost of sales	(12,158,615)	(9,536,341)	(33,127,631)	(30,335,870)

Gross profit	5,257,637	3,610,293	11,462,855	9,210,697

Other operating income
Bad debts recovered	-	-	157,794	-
(Increase)/decrease in provision for bad debts	(64,870)	(93,435)	388,341	119,128
Gain on disposal of a subsidiary - Note 3(b)	-	-	508,981	-

Total other operating income	(64,870)	(93,435)	1,055,116	119,128

Operating expenses
Administrative expenses	1,341,111	629,959	2,601,065	2,066,606
Selling expenses	67,885	116,041	169,738	649,792

Total operating expenses	1,408,996	746,000	2,770,803	2,716,398

Income from operations	3,783,771	2,770,858	9,747,168	6,613,427
Interest income	12,815	150	33,069	5,458
Other income	2,247	21,148	52,677	75,679
Finance costs	(315,662)	(315,567)	(1,053,459)	(711,435)
Equity in net loss of an unconsolidated affiliate	-	(13,078)	-	(12,354)

Income before income taxes	3,483,171	2,463,511	8,779,455	5,970,775
Income taxes - Note 5	16,882	(425,949)	(526,969)	(1,058,580)
Minority interests shares of loss	-	-	4,994	-

Net income	$3,500,053	$2,037,562	$8,257,480	$4,912,195

Other comprehensive income
Foreign currency translation adjustments	$(163,837)	$147,017	$975,931	$328,693

Comprehensive income	$3,336,216	$2,184,579	$9,233,411	$5,240,888

Earnings per share (Note 6) - Basic	$0.13	$0.09	$0.32	$0.21
- Diluted	$0.13	$0.09	$0.32	$0.21

Weighted average number of shares
outstanding (Note 6)
- Basic	27,496,720	23,751,710	25,421,322	23,751,710
- Diluted	27,577,268	23,751,710	25,448,172	23,751,710

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$16,899	$62,660
Restricted cash	731,731	1,275,030
Trade receivables (net of allowance of doubtful accounts
of $107,941 in 2008 and $27,677 in 2007) - Note 7	9,147,391	5,749,984
Bills receivable	35,112	-
Other receivables (net of allowance of doubtful accounts
of $15,201 in 2008 and $395,576 in 2007) - Note 8	3,217,299	3,079,943
Advances to staff (net of allowance of doubtful accounts
of $1,786 in 2008 and $71,131 in 2007) - Note 9	333,795	316,016
Prepayments - Note 10	5,750,048	1,794,416
Inventories - Note 11	8,891,697	4,955,896
Amount due from an unconsolidated affiliate	-	878,261
Deferred taxes	11,411	132,030

Total current assets	28,135,383	18,244,236

Investment in an unconsolidated affiliate	-	55,105
Property, plant and equipment, net - Note 12	27,881,545	27,408,880
Construction in progress	13,225	-
Land use right	2,821,261	2,930,020
Goodwill	393,831	393,831
Deferred taxes	185,356	177,459

TOTAL ASSETS	$59,430,601	$49,209,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$11,733,242	$7,819,249
Bills payable	1,463,000	3,331,530
Other payables and accrued expenses - Note 13	4,518,380	2,587,382
Sales receipt in advance	521,140	6,210,016
Dividend payable	-	630,660
Income tax payable	410,590	547,656
Amount due to a director	-	995,400
Secured short-term bank loans - Note 14	12,788,668	14,589,359
Unsecured loan - Note 15	1,740,000	-

TOTAL LIABILITIES	33,175,020	36,711,252

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Preferred stock : par value $0.01 per share
Authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock : par value $0.01 per share - Note 18
Authorized 150,000,000 shares in 2008 and 2007;
issued and outstanding 28,623,996 shares in 2008
and 23,751,710 shares in 2007	286,240	237,517
Additional paid-in capital - Note 18	12,001,927	7,513,186
Statutory reserves	665,617	665,617
Accumulated other comprehensive income	2,052,266	1,076,335
Retained earnings	11,249,531	3,005,624

TOTAL STOCKHOLDERS’ EQUITY	26,255,581	12,498,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,430,601	$49,209,531

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$8,257,480	$4,912,195
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation	2,154,692	1,844,613
Amortization of land use right	46,141	46,430
Deferred taxes	127,338	199,294
Gain on disposal of a subsidiary	(508,981)	-
Recovery of doubtful debts	(388,341)	(119,128)
Equity in net loss of an unconsolidated affiliate	-	12,354
Minority interests	(4,994)	-
Changes in operating assets and liabilities:
Trade receivables	(3,079,911)	(2,159,085)
Other receivables	(410,530)	1,136,173
Advances to staff	119,415	34,566
Prepayments	(3,744,045)	(3,662,079)
Inventories	(3,617,384)	3,165,523
Bills receivable	(32,650)	-
Trade payables	3,372,031	1,139,449
Bills payable	(2,093,377)	1,044,800
Other payables and accrued expenses	1,733,704	2,251,194
Sales receipt in advance	(6,055,693)	(6,995,607)
Amount due to a director	-	6,991
Amount due from a director	(14,561)	-
Amount due from an unconsolidated affiliate	-	(299,767)
Income tax payable	(170,977)	859,286

Net cash flows (used in)/provided by operating activities	(4,310,643)	3,417,202

Cash flows from investing activities
Payments to acquire property, plant and equipment	$(2,314,870)	$(60,155)
Sale proceeds for disposal of land use right	246,759	-
Payment to acquire a subsidiary - Note 3(a)	(135,594)	-
Proceeds from disposal of property, plant and equipment	1,432,393	26,120
Cash inflow from RTO	464	-
Cash outflow from disposal of a subsidiary - Note 3(b)	(163)	-
Payment for construction in progress	(5,991)	-
Decrease/(increase) in restricted cash	629,245	(393,560)

Net cash flows used in investing activities	(147,757)	(427,595)

Cash flows from financing activities
Advances to related parties	$(2,846,451)	$-
Amount due to Tianyuan	1,121,022	-
Dividend paid to stockholders/Fuxin Hengrui’s ex-stockholders	(642,942)	(574,640)
Proceeds from unsecured loan	5,000,000	-
Proceeds from bank loans	-	6,063,758
Repayment of bank loans	(2,711,520)	(7,533,216)
Proceeds from issuance of shares, net of direct share issue
expenses of $550,000	4,524,963	-

Net cash flows provided by/(used in) financing activities	4,445,072	(2,044,098)

Effect of foreign currency translation on cash and cash equivalents	(32,433)	41,737

Net (decrease)/increase in cash and cash equivalents	(45,761)	987,246

Cash and cash equivalents - beginning of period	62,660	529,208

Cash and cash equivalents - end of period	$16,899	$1,516,454

Supplemental disclosures for cash flow information:

Cash paid for:
Interest	$905,636	$450,253
Income taxes	582,809	-

Non-cash financing activities:
Consideration of disposal of a subsidiary offset by other payable	$709,200	$-
Partial of unsecured loan offset by advances to related parties - Note 15	3,260,000	-

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
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

On July 24, 2008, the Company completed a private placement pursuant to which the Company issued and sold 3,338,790 shares of its common stock to certain accredited investors for $5,074,963 in gross proceeds. In connection with this private placement, the Company paid a fee of $355,247 to Roth Capital Partners, LLC and WLT Brothers Capital for their services as placement agent for the private placement and issued Roth Capital Partners, LLC a warrant for the purchase of 166,940 shares of the common stock in the aggregate.

On August 29, 2008, the Company issued to New Fortress Group Limited 283,406 shares of its common stock for the advisory and consulting services rendered by Haoaide Investment Advisory Co., Limited in connection with the private placement transaction described above. Haoaide Investment Advisory Co., Limited assigned its rights to receive the common stock to New Fortress Group Limited.

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
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

1.	Corporate information (Cont’d)

Fuxin Hengrui was incorporated in the PRC on September 18, 2002 with registered capital of $5,030,000 (RMB41,600,000, which are not divided into shares) and engaged in manufacture and distribution of float glasses in Liuling Province. The entire equity interest of Fuxin Hengrui was directly held by Dollar Come.

Xianheng was incorporated in the PRC on April 1, 2004 with registered capital of $60,500 (RMB500,000, which are not divided into shares) of which 25% equity interest was directly held by Dollar Come whilst 75% equity interest was indirectly held by Dollar Come through Fuxin Hengrui. During the reporting periods, Xianheng engaged in manufacture and distribution of float and ultra-clear glasses in Liuling Province since June 1, 2008.

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
For the three and nine months ended September 30, 2008 and 2007
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
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

The following unaudited pro forma financial information presents the combined results of the Company with the operations of Tianyuan for three months ended March 31, 2008 as if the acquisition had occurred as of January 1, 2008 :-

	Three months ended March 31,
	(Unaudited)
	2008	2007

Revenue	$11,825,710	$9,448,726
Net income/(loss)	$1,981,072	$(393,606)
Earnings/(loss) per share : basic and diluted	$0.08	$(0.02)

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
For the three and nine months ended September 30, 2008 and 2007
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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of September 30, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables.

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended		Nine months ended
	September 30		September 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007

Aushen Xingsheng Glass Distribution
Office	$2,178,212	N/A	$9,197,056	N/A

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of September 30, 2008 and December 31, 2007, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

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
For the three and nine months ended September 30, 2008 and 2007
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

Based on the above assessment, the Company establishes a general provision to make a 50% provision for inventories aged over 1 year. As of September 30, 2008 and December 31, 2007, no general provision for inventories were made.

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
For the three and nine months ended September 30, 2008 and 2007
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

Stock-based compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

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
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

5.	Income taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%. The Company has not provided deferred taxed on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2008, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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
For the three and nine months ended September 30, 2008 and 2007
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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of September 30, 2008.

6.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (‘EPS”) for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Numerator:
Net income	$3,500,053	$2,037,562	$8,257,480	$4,912,195

Denominator:
Weighted average common
shares used to compute
basic EPS	27,496,720	23,751,710	25,421,322	23,751,710
Dilutive potential from
assumed exercise of
warrants	80,548	-	26,850	-
Weighted average common
shares used to compute
diluted EPS	27,577,268	23,751,710	25,448,172	23,751,710

Earnings per share - Basic	$0.13	$0.09	$0.32	$0.21

Earnings per share - Diluted	$0.13	$0.09	$0.32	$0.21

The per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

7.	Trade receivables

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Trade receivables	$9,255,332	$5,777,661
Allowance for doubtful accounts	(107,941)	(27,677)

	$9,147,391	$5,749,984

The Company incurred $77,776 of doubtful debt expense and had $154,161 of doubtful debt recovery for the nine months ended September 30, 2008 and 2007 respectively.

8.	Other receivables

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Advances to third parties - Note 8a	$1,717,176	$896,601
Advances to related parties - Note 8b	920,432	2,027,046
Other receivables	562,456	551,872
Other tax recoverable	32,436	-

	3,232,500	3,475,519
Allowance of doubtful debts	(15,201)	(395,576)

	$3,217,299	$3,079,943

Note :-

a. The amounts are interest-free, unsecured and repayable on demand.

b. The amounts represent advances made to Madam Tan and Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both are wholly owned by Madam Tan and are interest-free, unsecured and repayable on demand.

c. The Company had $394,179 of doubtful debt recovery and incurred $15,898 of doubtful debt expense for the nine months ended September 30, 2008 and 2007 respectively.

9.	Advances to staff

The amounts are interest-free, unsecured and repayable on demand. The Company had $71,938 of doubtful debt recovery and incurred $19,135 of doubtful debt expense for the nine months ended September 30, 2008 and 2007 respectively.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

10.	Prepayments

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Prepayment for raw materials	$4,086,177	$718,220
Prepayment for rental expenses	1,239,853	814,236
Prepayment for factory construction	178,157	28,052
Prepayment for factory tools	-	34,973
Prepayment for utilities expenses	245,861	191,306
Prepayment for other expenses	-	7,629

	$5,750,048	$1,794,416

11.	Inventories

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$4,501,986	$871,549
Finished goods	4,348,818	4,046,025
Consumables	40,893	38,322

	$8,891,697	$4,955,896

No (recovery of)/provision for obsolete inventories were (credited)/charged to operations during the period.

As of September 30, 2008, totally 222,251 boxes of finished goods with carrying value of $2,036,109 were pledged to the banks for the bank loans (Note 14a) granted to the Company.

12.	Property, plant and equipment

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs:
Buildings	$14,377,681	$14,478,246
Plant and machinery	22,049,811	18,901,987
Office equipment	127,308	112,554
Tools	186,819	175,071
Leasehold improvements	3,864,022	3,621,035
Motor vehicles	474,192	447,358

	41,079,833	37,736,251
Accumulated depreciation	(13,198,288)	(10,327,371)

Net	$27,881,545	$27,408,880

As of September 30, 2008, certain property, plant and equipment with aggregate net book value of $13,058,173 was pledged to banks to secure general banking facilities (Note 14b).

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

13.	Other payables and accrued expenses

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Accrued audit fee	$77,539	$180,698
Payable for acquisition of property, plant and equipment	-	313,484
Accruals for factory construction	1,405,474	179,379
Amounts due to third parties - Note 13a	745,529	505,079
Amount due to Tianyuan - Note 13a	1,139,798	-
Other accrued expenses	676,744	602,197
Staff welfare payable - Note 13b	245,623	692,533
Other payables	227,673	114,012

	$4,518,380	$2,587,382

Note :-

a. The amounts are interest-free, unsecured and not repayable until the Company is in a position to do so.

b. Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

14.	Secured short-term bank loans

		September 30,	December 31,
		2008	2007
		(Unaudited)	(Audited)
Bank loans repayable as follows:
Within 1 year		$12,788,668	$14,589,359

As of September 30, 2008, the Company’s banking facilities were as follows:

Facilities granted	Granted	Amount utilized	Unused
Secured bank loans	$15,039,640	$12,788,668	$2,250,972

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

14.	Secured short-term bank loans (Cont’d)

The above banking loans were secured by the following :-

	a.	Finished goods with carrying value of $2,036,109 (Note 11);

	b.	Property, plant and equipment with carrying value of $13,058,173 (Note 12);

	c.	Land use right with carrying value of $2,821,261;

	d.	Guarantees executed by Mr. Song Lihui who is a director of Golden Elephant Glass Technology, Inc. and third parties; and

	e.	All the bank loans are denominated in RMB and carry interest rates ranging from 4.785% to 8.964% per annum with maturity dates within 1 year.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

15.	Unsecured loan

On May 6, 2008, Dollar Come entered into a loan agreement with Madam Tan to borrow $5,000,000 at the annual interest rate of 8%. The agreement has a two-year term and the loan proceed was used as working capital of the Company. Pursuant to the agreement dated on July 30, 2008, $3,260,000 unsecured loan was offset with advances made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both are wholly owned by Madam Tan.

16.	Commitments and contingencies

	a.	Capital commitment

As of September 30, 2008, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

	b.	Operating lease arrangement

As of September 30, 2008, the Company had a non-cancelable operating lease for its warehouse. The lease will expire in 2015 and the expected payments are as follows:-

Within one year	$430,110
Two to five years	1,720,440
After five years	501,795

$2,652,345

The rental expenses relating to the operating leases were $322,553 and $293,850 for the nine months ended September 30, 2008 and 2007, respectively.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
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

The Company incurred normal routine pollutant discharge fees of $2,948 and $1,700 for the nine months ended September 30, 2008 and 2007 respectively.

17.	State pension contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $71,653 and $57,477 for the nine months ended September 30, 2008 and 2007 respectively.

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

18.	Common stock and additional paid-in capital

	Common stock of par value $0.01
	per share
			Additional
	Number of		paid -in
	shares	Amount	capital
Balance, January 1, 2007 and
December 31, 2007	23,751,710	$237,517	$7,513,186
Recapitalization	1,250,090	12,501	-
Private placement	3,338,790	33,388	4,491,575
Shares issued to a consultant	283,406	2,834	(2,834)

Balance, September 30, 2008	28,623,996	$286,240	$12,001,927

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

c. On July 24, 2008, the Company completed a private placement which issued 3,338,790 new shares of common stock, par value $0.01 per share, to certain accredited investors.

d. On August 29, 2008, the Company issued 283,406 new shares of common stock, par value $0.01 per share, to New Fortress Group Limited for the advisory and consulting services rendered by Haoaide Investment Advisory Co., Limited in connection with the private placement transaction described above.

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

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

PRC	$17,416,252	$12,174,732	$43,473,671	$36,872,572
Other	-	971,902	1,116,815	2,673,995

Total	$17,416,252	$13,146,634	$44,590,486	$39,546,567

Golden Elephant Glass Technology, Inc. (Formerly Nevstar Corporation)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

20.	Stock-based compensation

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the period ended September 30, 2008 were as follows:

Nine months
ended September
30,2008

Risk free interest rate	2.92%
Expected volatility	214%
Expected life (years)	3

Stock Compensation-The Company granted a warrant for the purchase of 166,940 shares of common stock to Roth Capital Partners, LLC for the services in connection with the private placement on July 24, 2008. The Company valued the options by Black-Scholes option-pricing model with the amount of $252,947 which recorded as cost of raising capital against additional paid-in capital.

21.	Subsequent events

On October 17, 2008, the Company filed a registration statement under the Securities Act of 1993 on Form S-1 (Amendment No. 1) with the Securities and Exchange Commission which covering the resale of the shares and any other shares of common stock issued to the accredited investors under the Securities Purchase Agreement dated on July 24, 2008.

22.	Reclassification of item in the Consolidated Financial Statements

Decrease in provision for doubtful debts of $119,128 for the nine months ended September 30, 2007, which was originally presented after income from operations in the Consolidated Statements of Income and Other Comprehensive Income, was reclassified to present before income from operations.

The reclassification of item mentioned above has no impact on the sales revenues, income from operations, net income and cash flows of the Company for the nine months ended September 30, 2007 and the total assets and total liabilities of the Company as of December 31, 2007.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of our Current Report on Form 8-K filed on March 31, 2008, and other risks and uncertainties mentioned in subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to

•

“Golden Elephant,” “the Company,” “we,” “us,” and “our” refer to the combined business of Golden Elephant Glass Technology, Inc. and its direct and indirect subsidiaries;

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

•

“China,” “Chinese” and “PRC” refer to the People’s Republic of China;

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

Our operating subsidiary, Fuxin Hengrui, is a leading China-based float glass manufacturer whose product offerings include float glass, ultra-clear glass (also called crystal glass), colored float glass and high grade, processed glass products such as mirrors, glass artwork, tempered glass, insulated glass, laminated glass, lacquered glass and similar products.  Our glass is used in a variety of end products, such as automobiles, commercial and residential buildings, construction materials, furniture and display cases, lighting fixtures and decorative glass artwork, bath fixtures and electrical household appliances, such as refrigerators and microwave ovens.  Our glass products are manufactured in a broad range of specifications and marketed primarily under the "Golden Elephant" brand name.  We have been manufacturing our glass products from our production facility in Fuxin City, Liaoning Province, China since 2002 and sell our products to end users in China, Asia, Europe, South America and South Africa.

Our total annual production capacity of our glass products is currently 4.95 million weight cases and we operate two production lines which have an aggregate daily melting capacity of over 800 tons.

Third Quarter 2008 Financial Results

During the third quarter of 2008, the glass market in China, especially the market demand for specialty glass products, continued to expand.  We benefited from this overall growth trend as we significantly increased our sales revenue and net income in the third quarter of 2008 as compared to the same period for 2007.  Our positive financial performance resulted primarily due to sales of our higher margin ultra-clear glass products and also due to the increased per unit sales price of our glass products.

The following are some of our financial highlights for the third quarter of 2008:

•

Sales Revenue: Sales revenue increased $4.3 million, or 32.8%, to $17.4 million for the third quarter of 2008 from $13.1 million for the same period last year.

•

Gross Margin: Gross margin was 30.2% for the third quarter of 2008, as compared to 27.5% for the same period in 2007.

•

Net Income: Net income increased $1.5 million, or 75.0%, to $3.5 million for the third quarter of 2008, from $2.0 million for the same period of last year.

•

Fully diluted net income per share: Fully diluted net income per share was $0.13 for the third quarter of 2008, as compared to $0.09 for the same period last year, notwithstanding a $3.8 million increase of the total shares outstanding.

Taxation

United States

Golden Elephant Glass Technology, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Golden Elephant had no income taxable in the United States during the third quarter of 2008.

British Virgin Islands

Dollar Come was incorporated in the BVI and under the current laws of the BVI is not subject to income taxes.

PRC

Before the implementation of the enterprise income tax ("EIT") law (as discussed below), Foreign Invested Enterprises ("FIEs") established in the PRC are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (the "EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (the "Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 (the "Old FIEs"), such as our subsidiaries Fuxin Hengrui and Fuxin Xianheng, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the "two-year exemption and three-year half reduction" or "five-year exemption and five-year half-reduction" under the original EIT law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25.0%.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

 (All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30 (unaudited)				Nine Months Ended September 30 (unaudited)
	2008		2007		2008		2007
	In Thousands	As a % of Sale Revenue	In Thousands	As a % of Sale Revenue	In Thousands	As a % of Sale Revenue	In Thousands	As a % of Sale Revenue
Sales revenue	$17,416	100%	$13,146	100%	$44,590	100%	$39,547	100%
Cost of sales	(12,159)	69.8%	(9,536)	72.5%	(33,128)	74.3%	(30,336)	76.7%
Gross profit	5,257	30.2%	3,610	27.5%	11,462	25.7%	9,211	23.3%
Other operating income	(65)	0.4%	(93)	0.7%	1,055	2.4%	119	0.3%
Operating expenses
Administrative expenses	1,341	7.7%	630	4.8%	2,601	5.8%	2,067	5.2%
Selling expenses	68	0.4%	116	0.9%	170	0.4%	650	1.6%
Total operating expenses	1,409	8.1%	746	5.7%	2,771	6.2%	2,717	6.8%
Income before income taxes	3,483	20.0%	2,464	18.7%	8,779	19.7%	5,971	15.1%
Income taxes	17	0.1%	(426)	3.2%	(527)	1.2%	(1,059)	2.7%

Net income	$3,500	20.1%	$2,038	15.5%	$8,257	18.5%	$4,912	12.4%

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

Sales Revenue. Our sales revenue is generated from sales of our glass products, primarily float glass and ultra-clear glass. Sales revenue increased $4.3 million, or 32.8%, to $17.4 million for the three-month period ended September 30, 2008 from $13.1 million for the same period in 2007. The increase in our sales revenue was mainly attributable to the increased sales of our higher margin and higher unit-price ultra-clear glass products which contributed approximately 38.6% of the total sales revenue in the three months ended September 30, 2008. In addition, the per-unit price of other glass products increased approximately 15.3% as compared to that of the same period last year.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of sales increased $2.7 million, or 28.4%, to $12.2 million for the three-month period ended September 30, 2008 from $9.5 million for the same period in 2007. As a percentage of sales revenue, the cost of sales decreased to 69.8% for the three month period ended September 30, 2008 from 72.5% for the same period in 2007. The decrease was primarily attributable to the factors as discussed in the paragraph immediately below.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $1.7 million, or 47.2%, to $5.3 million for the three-month period ended September 30, 2008 from approximately $3.6 million for the same period in 2007. Gross profit as a percentage of sales revenue was 30.2% for the three-month period ended September 30, 2008, as compared to 27.5% for the same period in 2007. Such increase in gross margin was mainly due to the change of product portfolio. In this quarter, sales of our higher margin ultra-clear glass products constituted a larger percentage of our total sales revenue as compared to that in the same quarter last year.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $711,152, or 112.9%, to $1.3 million for the three month period ended September 30, 2008 from $629,959 for the same period in 2007. As a percentage of sales revenue, administrative expenses increased to 7.7% for the three-month period ended September 30, 2008, as compared to 4.8% for the same period in 2007. This percentage increase was primarily attributable to increased professional expenses related to the costs of being a public reporting company and increased investment in research and development.

Selling Expenses. Our selling expenses mainly include transportation expenses, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Transportation expenses usually account for a majority of our selling expenses. Our selling expenses decreased $48,156, or 41.5%, to $67,885 for the three month period ended September 30, 2008 from $116,041 for the same period in 2007. As a percentage of sales revenue, selling expenses decreased to 0.4% for the three-month period ended September 30, 2008, as compared to 0.9% for the same period in 2007. The dollar and percentage decreases are primarily attributable to the decrease of transportation costs.

For export sales, our contracts are normally FOB (free on board) contracts, that is, our customers bear freight charge, but we bear transportation costs from our factories to ports and related custom expenses. However, for domestic sales, except for sales of our new product ultra-clear glass products and our deep-processed glass products, our customers generally bear transportation costs. As a result, transportation costs associated with export sales are generally higher than those in domestic sales. Export sales constituted approximately 7.4% of our total sales revenue in the three-month period ended September 30, 2007, and we had no export sales in this quarter. In addition, even though we sold more ultra-clear glass products in the three months ended September 30, 2008 than that of the same period last year and we generally bear costs for sales of ultra-clear glass products, the per-container sea freight rate dropped significantly in the three months ended September 30, 2008. Such rate decrease more than offset the increase of the sales volume of our ultra-clear glass products.

Total Operating Expenses. Our total expenses increased $662,996, or 88.9%, to $1.4 million for the three-month period ended September 30, 2008 from $746,000 for the same period in 2007. As a percentage of sales revenue, total expenses increased to 8.1% for the three month period ended September 30, 2008, as compared to 5.7% for the same period in 2007. Such dollar and percentage increases are primarily attributable to increased costs as a result of being a public reporting company and increased investment in research and development.

Income Taxes. Our income taxes decreased to $(16,882) for the three-month period ended September 30, 2008 from $425,949 for the same period in 2007, primarily due to the decrease of EIT rate of our subsidiary Fuxin Hengrui and our strategic move of part of our operations from Fuxin Hengrui to Fuxin Xianheng. The EIT rate of our subsidiary Fuxin Hengrui was 16.5% last year as compared to 12.5% this year. In addition, our subsidiary Fuxin Xianheng is exempted from EIT in 2008 and 2009. We made a strategic decision to move part of our operations to Fuxin Xianheng in 2008 to take advantage of its tax-exempted status. In the three months ended September 30, 2008, a large portion of our income before income tax was generated by Fuxin Xianheng.

Net Income. Our net income increased $1.5 million, or 71.8%, to $3.5 million for the three month period ended September 30, 2008 from $2.0 million for the same period in 2007, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Sales Revenue. Sales revenue increased $5.1 million, or 12.9%, to $44.6 million for the nine-month period ended September 30, 2008 from $39.5 million for the same period in 2007. This increase was mainly attributable to increased demand of our products and to increased per-unit price of our products.

Cost of Sales. Our cost of sales increased $2.8 million, or 9.2%, to $33.1 million for the nine-month period ended September 30, 2008 from $30.3 million for the same period in 2007. This increase was mainly due to the increase of sales volume. As a percentage of sales revenue, the cost of goods sales decreased to 74.3% for the nine-month period ended September 30, 2008 from 76.7% for the same period in 2007. The percentage decrease was primarily due to the change of product portfolio and the increase of our per unit sales prices which outpaced the increase of raw material prices. Sales of higher margin ultra-clear glass products constituted a larger percentage of the total sales revenue in the nine months ended September 30, 2008 as compared to that of the same period last year. We also benefited from more efficient cost control management which allowed us to reduce raw material consumption per unit of production.

Gross Profit. Our gross profit increased $2.3 million, or 25.0%, to $11.5 million for the nine-month period ended September 30, 2008 from approximately $9.2 million for the same period in 2007. Gross profit as a percentage of sales revenue was 25.7% for the nine-month period ended September 30, 2008, as compared to 23.3% for the same period in 2007. Such percentage increase was mainly due to the factors discussed in the preceding paragraph.

Administrative Expenses. Our administrative expenses increased $534,459, or 25.9%, to $2.6 million for the nine-month period ended September 30, 2008 from approximately $2.1 million for the same period in 2007. As a percentage of sales revenue, administrative expenses increased to 5.8% for the nine-month period ended September 30, 2008, as compared to 5.2% for the same period in 2007. Such dollar and percentage increases are primarily attributable to increased professional expenses related to the costs of being a public reporting company and increased investment in research and development.

Selling Expenses. Our selling expenses decreased $480,054, or 73.9%, to $169,738 for the nine-month period ended September 30, 2008 from $649,792 for the same period in 2007. As a percentage of sales revenue, selling expenses decreased to 0.4% for the nine-month period ended September 30, 2008, as compared to 1.6% for the same period in 2007. This decrease is primarily attributable to the decrease of transportation costs resulting from the decrease of export sales and per-container sea freight rate. As stated above, our transportation costs associated with export sales are generally higher than those in domestic sales. Exports sales constituted approximately 2.5% of our total sales revenue in the nine-month period ended September 30, 2008, as compared to 6.8% for the same period last year. In addition, since the per-container sea freight rate dropped significantly in the three months ended September 30, 2008 as compared to that in the same period last year, we incurred less transportation costs in connection with our sales of ultra-clear glass products in the nine months ended September 30, 2008.

Total Operating Expenses. Our total expenses increased $54,405, or 2.0%, to $2.8 million for the nine-month period ended September 30, 2008 from $2.7 million for the same period in 2007. As a percentage of sales revenue, total expenses decreased to 6.2% for the nine-month period ended September 30, 2008, as compared to 6.8% for the same period in 2007. This percentage decrease was primarily attributable to the decrease of selling expenses which more than offset the increase of our administrative expenses.

Income before Income Taxes. Income before income taxes increased $2.8 million, or 46.7%, to $8.8 million for the nine-month period ended September 30, 2008 from $6.0 million for the same period in 2007. Income before income taxes as a percentage of sales revenue increased to 19.7% for the nine-month period ended September 30, 2008, as compared to 15.1% for the same period in 2007.

Income Taxes. Our income taxes decreased to $526,969 for the nine-month period ended September 30, 2008 from $1.1 million for the same period in 2007. Such decrease was primarily contributable to the decrease of EIT rate of our subsidiary Fuxin Hengrui, which was 16.5% last year as compared to 12.5% this year, and the transition of part of our manufacturing operations to our tax-exempt subsidiary Fuxin Xianheng as discussed above.

Net Income. Our net income increased $3.3 million, or 67.3%, to $8.3 million for the nine-month period ended September 30, 2008 from $4.9 million for the same period in 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $16,899. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

(in thousands of U.S. Dollars)

	Nine months Ended
	September 30,
	2008	2007

Net cash (used in) provided by operating activities	$(4,311)	$3,417
Net cash (used in) investing activities	(148)	(428)
Net cash provided by (used in) financing activities	4,445	(2,044)
Effect of foreign currency translation on cash and cash equivalents	(32)	42
Net cash flow	$(46)	$987

Operating Activities:

Net cash used in operating activities was $4.3 million for the nine-month period ended September 30, 2008, which is a decrease of $7.7 million from the $3.4 million net cash provided by operating activities for the same period in 2007. The decrease in net cash provided by operating activities was mainly due to the increase of inventories. We purchased more raw materials in the third quarter of 2008 in anticipation of transportation difficulties in the winter season and in preparation for productions in the fourth quarter.

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities in the nine-month period ended September 30, 2008 was $147,757, which is a decrease of $279,838 from net cash used in investing activities of $427,595 in the same period of 2007. The decrease in net cash used in investing activities was mainly attributable to proceeds from sales of certain assets that are unrelated to our core business.

Financing Activities:

Net cash provided by financing activities was $4.4 million in the nine months ended September 30, 2008, compared to net cash used in finance activities of $2.0 million in the same period in fiscal year 2007. The increase in net cash is attributable to the receipt of $4.5 million through the issuance of stock in a private placement completed in July 2008 and a $5 million loan from our major shareholder Lin Tan. In the third quarter, $3.26 million of Ms. Tan’s loan was offset against a previous advancement made to her before our acquisition of Dollar Come.

As of September 30, 2008, the amount, maturity date and term of each of our bank loans are as follows:

(All amounts in millions of U.S. dollars)

Bank	Amount	Maturity Date	Duration
China CITIC Bank, Shenyang Branch	2.6	November 26, 2008	1 year
China Construction Bank, Fuxin Branch	2.9	March 24, 2009	1 year
Shanghai Pudong Development Bank	4.3	May 28, 2009	1 year
China Construction Bank, Fuxin Branch	2.9	November 22, 2008	6 months
Total	$12.7

On July 24, 2008, we consummated a private placement transaction in which we issued and sold to certain accredited investors approximately 3.3 million shares of our common stock for an aggregate purchase price of approximately $5 million.

We have approximately $12.7 million bank loans that will mature in the next 12 months and we may decide to refinance these loans upon maturity. We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds from the private placement proceeds and bank loans referenced above, should be adequate to sustain our operations at our current levels through the next twelve months.

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

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. Our management is in the process of evaluating the impact that SFAS 162 will have on our financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Our management is in the process of evaluating the impact that SFAS 160 will have on our financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. Our management is in the process of evaluating the impact that SFAS 159 will have on our financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our business is seasonal, with the highest proportion of sales and operating income being generated in the second and third quarters of each year, with lesser sales and operating income being generated in the first and fourth quarters of each year. Our working capital requirements fluctuate during the year, increasing substantially during the first and fourth quarters as a result of lower demand for glass products due to the curtailment of construction work in the winter season.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEMS 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Lihui Song, our President and Chief Executive Officer, and Qiang Hao, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2008

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.

By: /s/ Qiang Hao
Qiang Hao
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.