Form 10-K
period 2008-12-31
Golden Elephant Glass Technology, Inc.
filed 2009-04-15
CIK 1006384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-21071

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.
(Name of registrant as specified in its charter)

Nevada	88-0309578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Chuangye Road
Haizhou District, Fuxin City
Liaoning 123000
People’s Republic of China
(Address of Principal Executive Offices)

(86) 418-3995066
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐            No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐            No ☒

As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $33 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 28,623,996 shares of the registrant’s common stock outstanding as of March 31, 2009.

Documents Incorporated by Reference:

None.

As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $33 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were a total of 28,623,996 shares of the registrant’s common stock outstanding as of March 31, 2009.

Documents Incorporated by Reference:

None.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, including the following “Item 1- Business,” “Item 3 – Legal Proceedings,” “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 10- Director, Executive Officer and Corporate Governance” and “Item 11 – Executive Compensation” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance; strategic and operational plans; management forecast; economies of scales; litigation; potential and contingent liabilities; management’s plans; taxes; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our views on the growth of the glass industry, particularly the specialty float glass industry; general economic crisis, our ability to overcome competition in the Chinese glass manufacturing market; the impact that a downturn or negative changes in the industries in which our products are sold could have on our business and profitability; any decrease in the availability, or increase in the cost, of raw materials and energy; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; loss of key members of our senior management; and unexpected changes to China’s political or economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, all references in this annual report to (i) the “Company,” “we,” “us,” “our” and “Golden Elephant” are to Golden Elephant Glass Technology, Inc., a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Dollar Come” are to our direct, wholly owned subsidiary Dollar Come Investments Limited, a British Virgin Island company; (iii) “Fuxin Hengrui” are to our indirect, wholly owned subsidiary Fuxin Hengrui Technology Co. Ltd., a PRC company; (iv) “Fuxin Xianheng” are to our indirect, wholly owned subsidiary Fuxin Xianheng Float Glass Co. Ltd., a PRC company; (v) “Securities Act” are to the Securities Act of 1933, as amended; (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (vii) “RMB” are to Renminbi, the legal currency of China; (viii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and (ix) “China,” “Chinese” and “PRC” are to the People’s Republic of China.

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a China-based float glass manufacturer. Our product offerings include float glass, ultra-clear glass (also called crystal glass), colored float glass and high grade, glass processed products such as mirrors, glass artwork, tempered glass, insulated glass, laminated glass, lacquered glass and similar products. We have been manufacturing our glass products from our production facility in Fuxin City, Liaoning Province, China since 2002 and sell our products to end users in China, Asia, Europe, South America and South Africa.

We design, develop, manufacture and market our products for use in a variety of end products, including automobiles, commercial and residential buildings, construction materials, furniture and display cases, lighting fixtures and decorative glass artwork, bath fixtures and electrical household appliances, such as refrigerators and microwave ovens. We sell our products to automakers and auto parts suppliers, building contractors and building material suppliers and manufacturers of retail goods, both directly and through a broad distributor network. Our major customers include Anshan Xingsheng Glass Distribution Office, Guangzhou Runcheng Commerce and Trade Co., Ltd., Feshan Jianheng Commerce and Trade Co., Ltd and Fujian Chengda Glass Trade Co., Ltd.

Our glass and glass products are manufactured in a broad range of colors and specifications which are usually measured by thickness and width and range between 2-23 millimeters in thickness and 3,300 millimeters in width. Our glass products are marketed primarily under the “Golden Elephant” brand name. Our total annual production capacity of our glass products is currently 4.95 million weight cases and we maintain two production lines which have an aggregate daily melting capacity of over 800 tons.

We strive to be a low cost provider of high quality products. Our glass products have been given a GB 11615-199 certification by the Chinese National Quality Standards for glass products and passed the annual inspections conducted by Chinese National Glass Inspection Committee since 2004. Our products also have been certified by ISO 9001-2000, a Chinese Quality System and ESC certification, a European Quality Certification for construction products, with the valid term from March 24, 2007 to March 24, 2010. We transport our products by train, sea and expressway.

Our financial and operating results for the fiscal year ended December 31, 2008 were, and are expected to be for the foreseeable future, suboptimal due to the worldwide global economic crisis. Since many of our customers operate in industry segments that have been hardest hit by the economic crisis, such as the automotive, construction and home furnishing industries, our performance has consequently suffered. Until the amelioration of the economic crisis, particularly in the industry segments in which our targeted customers operate, we expect to continue to experience significant challenges. In response to these challenges, we will continue to implement what we believe to be prudent, cost-saving measures in a judicious and timely fashion. Recently, we suspended operations of our float glass manufacturing operations in order to perform maintenance and system upgrades that eventually would be needed. We opted to suspend operations and initiate the maintenance program at a time when pricing and demand for our products was low in order to minimize the adverse effect of suspending operations. We intend to continue to take appropriate steps to minimize the adverse effects of the global economic crisis on our operations and financial performance.

Our Corporate Structure

Golden Elephant is a Nevada holding company for three direct and indirect subsidiaries in the BVI and China. Our principal operations in China are conducted through our operating subsidiary, Fuxin Hengrui, which is held by our direct wholly-owned subsidiary Dollar Come, a BVI company, and Fuxin Xianheng, which is jointly held by Dollar Come and Fuxin Hengrui. Dollar Come has no active business operations other than its ownership of Fuxin Hengrui and Fuxin Xianheng. Fuxin Hengrui was incorporated in China in September 2002 and is now 100% owned by Dollar Come. Fuxin Xianheng was incorporated in April 2004 and is now 75% owned by Fuxin Hengrui and 25% owned by Dollar Come.

The following chart reflects our organizational structure as of the date of this report:

Our Corporate History

We were incorporated on December 2, 1993 in the State of Nevada under the name of “Mesquite Gaming Corp.” and were formed to acquire, develop, construct, own and manage hotel/casino projects. On July 1, 1998, we commenced active business operations from which we generated revenues. On December 1, 1999, we filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court, District of Nevada, or the Bankruptcy Court, and acted as debtor in possession. On July 10, 2000, we again filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court and acted as debtor in possession. On September 6, 2005, the Bankruptcy Court issued a final decree in the Chapter 11 proceedings, formally removing our Company from the oversight of the Bankruptcy Court and ending all bankruptcy proceedings.

On March 31, 2008, we completed the reverse acquisition of Dollar Come as discussed in details below. Dollar Come thereby became our wholly owned subsidiary and the former controlling stockholders of Dollar Come became our controlling stockholders. In June 2008, we changed our name to “Golden Elephant Glass Technology, Inc.” to reflect the business of Dollar Come and its subsidiaries.

Reverse Acquisition of Dollar Come

On March 31, 2008, we completed a reverse acquisition transaction through a share exchange with Dollar Come whereby we issued to Money Victory Limited, Win-Win Global Investments Inc. and a trust beneficially holding shares of Dollar Come for 202 individuals located in the PRC who were the former shareholders of Dollar Come, an aggregate of 23,751,710 shares of our common stock, in exchange for all of the issued and outstanding capital stock of Dollar Come. Dollar Come thereby became our wholly owned subsidiary and Ms. Lin Tan, Ms. Yan Tan and Ms. Hong Tan, owners of Money Victory Limited and Win-Win Global Investments Inc. became our controlling stockholders.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Dollar Come as the acquirer and Golden Elephant Glass Technology, Inc. as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Dollar Come on a consolidated basis unless the context suggests otherwise.

Our Operations

Our core product lines can be categorized as float glass products, consisting primarily of flat glass and specialty float glass products which are produced using the float glass methodology. The float methodology is currently used to manufacture virtually all of the flat glass in the world.

This manufacturing process produces a flat sheet of glass and consists of the following six essential steps:

1.	Batch mixing. The raw materials (silica sand, soda ash and dolomite/limestone) are weighed and mixed and placed into a high temperature furnace where they are melted at 1500° C into molten glass.

2.

Float bath. The molten glass mixture then is directed to a pool of liquid tin on which the molten glass “floats” while hardening. The glass, which is viscous, and the tin, which is fluid, does not mix and the contact surface between these two materials is perfectly flat.

3.

Coating. At this stage, specialized metal oxides coatings can be applied to the glass surface while the glass is still hot in the annealing lehr in order to improve its performance or enhance its appearance.

4.

Annealing. Whether or not the molten glass is coated, the molten glass is slowly cooled or “annealed” as its passes into an annealing chamber called a lehr. Here it is cooled at controlled temperatures, until it is essentially at room temperature.

5.	Inspection. Next the glass is inspected to ensure that is meets specifications and quality requirements.

6.	Cutting and Shipping. Finally, the float glass is then cut into large standard sheets or cut to size depending on its intended use and is ready to be shipped.

A description of the uses of our float glass and our products benefits are as follows:

  Heavy Float Glass. Our heavy float glass products, which are available in a variety of sizes, are manufactured based on our customers’ desired performance specifications with respect to thickness and tolerance, total weight, energy efficiency and light transmittance. Our products are designed to control energy usage, provide thermal insulation and a noise barrier as well as afford safety and security. Heavy float glass products are used in a wide variety of products including windows, doors, skylights, shelving, tabletops, and automotive applications.
  Ultra-Clear Glass and Colored Float Glass. Our Ultra-Clear float glass products are produced to have a higher percentage of light transmittance of up to 91.87% (as compared to 80-85% in our heavy float glass products) which results in glass product with enhanced clarity and greater translucence. This product line is designed to offer functional benefits in addition to aesthetic benefits, such as color, shaping, patterns and texture. Ultra-Clear Glass is used to produce high end products such as luxury chandeliers and artificial crystal crafts.
  Specialty Glass Processed Products. Using a variation on the standard float glass production methodology, we manufacture and sell specialty float glass products which include mirrors, tempered glass, insulated glass, laminated glass, lacquered glass, etc.

Manufacturing Facilities

Our primary manufacturing facility is located in Fuxin City in Liaoning Province, China. Our goal has been to construct manufacturing facilities which operate at peak efficiency while maintaining high workplace safety and environmental compliance standards.

As of December 31, 2008, we had 359 employees working at our two float glass production lines and various production equipment.

We own one production line which became operative in August 2003 and has daily melting capacity of 500 tons. We lease another production line from the liquidation committee of Fuxin Guangya Flat Glass Co. Ltd. with a term ending on the earlier of (i) ten years starting from August 25, 2004; or (ii) the closing date of the liquidation process for Fuxin Guangya Flat Glass Co. Ltd. We upgraded this production line and it went into operation in September 2005. The production line has a daily melting capacity of 300 tons and up to 1.65 million weight cases production capacity of ultra-clear and colored float glass annually. Our production lines are designed to operate continuously, 365 days per year, throughout a 6 to 10 years initial operating life. Float lines are normally capable of several campaigns after the initial operating life following major repair and upgrade programs.

Full utilization of our production lines means operating on 3 eight-hour shifts per day over a 7-day work week and overtime production may result in utilization rates exceeding 100%. Our average utilization rate during 2007 and 2008 has been 100% and 94%, respectively.

In November 2008 and January 2009, we implemented maintenance program for both of our production lines due to limited sales prospects, a shortage of cash flow and unfavorable macro-economic conditions which have resulted in a significant decrease in the price of float glass and, consequently, our cash flow from operations. During the entire maintenance period, all operations of the production lines and all manufacturing of float glass products will be suspended and we do not expect to sell any of our own float glass products. We meet our existing sales orders for float glass products through subcontracting arrangements, which will shrink our profit margin, and we expect to experience a significant reduction in new sales of float glass and float glass products. While we expect the suspension of operations to significant reduce our sales revenue, we believe that implementing the maintenance program now, at a time when float glass prices are depressed will mitigate the negative economic impact and lost revenues from reduced float glass sales in the future and better position the Company for efficient operations when and if the prices of float glass return to past levels.

We also maintain a mirror processing line and processing equipment used to produce mirrors, glass artwork, tempered glass, insulated glass, laminated glass, lacquered glass and other processed glass products.

Raw Materials

The primary raw materials and components we use to produce our glass and glass products are pure alkali, heavy oil, sandstone, silica sand, dolomite/limestone, 520 Fuel Slurry and mirabilite. We also have high energy requirements due to the extreme nature of the production process. In 2008, our primary raw materials accounted for approximately 32.1% of our total production costs and fuel and energy accounted for approximately 42.6% of total production costs. We attempt to source our raw materials locally or regionally in order to maintain quality control and minimize transportation costs.

Our former subsidiary Fuxin Hengrui Tianyuan New Energy Sources Co., Ltd. (“Fuxin Tianyuan”) has granted us an exclusive license for no consideration to produce and use a proprietary synthetic fuel oil called 520 Fuel Serum. The exclusive license will expire upon the earlier of the patent expiration date or the date when Fuxin Tianyuan loses its proprietary rights to such technology for reasons other than the expiration of the patent. Because of its lower cost, 520 Fuel Serum can be used as a substitute for heavy fuel oil, thereby creating significant cost savings for us.

We purchase the majority of our raw materials from suppliers located in China who are able to furnish us raw materials that meet our quality standards and terms of delivery. We utilize local suppliers in close proximity to us, typically within 150 kilometers of our manufacturing facilities, in order to closely supervise their activities and monitor quality. If geographically proximate suppliers continue to be able to provide high quality raw materials and components to us, we intend to continue to source our raw materials and components from them to take advantage of lower shipping costs and favorable quality control capabilities. Our suppliers must meet our quality standards and delivery requirements consistently to remain on our approved supplier list. We utilize at least three suppliers for each major raw material and we order from each of them in order to avoid dependence on specific major suppliers. If a supplier furnishes suboptimal materials to us or is repeatedly late in deliveries, we remove the supplier from our approved supplier list.

We typically purchase raw materials and components from our suppliers on credit, with terms requiring payment within 90 days following the delivery of the raw materials or components. When we purchase raw materials and components from PRC suppliers, we are able to pay in RMB.

Our largest supplier in terms of annual cash expenditures in 2008 was Liaoyang Xinxin Chemical Co. Ltd., which accounted for approximately 10.6% of our total cost of sales in 2008. No other suppliers accounted for more than 10% of our total cost of sales in 2008.

The prices of raw materials oscillated significantly in 2008, especially for heavy oil and pure alkali. The fluctuations in prices did not affect supply but led to changes in the sources of suppliers in that more suppliers will come on stream when prices rise. We intend to source supplies from suppliers that are financially sound to lower the risk of non-supply.

Our Distributors and Customers

We sell approximately 90% of our glass products through various regional distributors in China. We have established and maintained long term relationships with major distributors who we believe have local business experience and established regional sales networks. For the year ended December 31, 2008 and 2007, approximately 52% and 67.2% of our sales revenue came from our top ten distributors. In 2008, our biggest customer Anshan Xingsheng Glass Distribution Office (“Anshan Xingshen”) accounted for approximately 11% of our total sales revenue. No other customers accounted for more than 10% of our sales revenue in 2008. We entered a product purchase agreement with Anshan Xingsheng on January 8, 2008 under which Anshan Xingsheng has agreed to purchase a total of 300,000 weight case of our glass products from January 2008 to December 2008 for a total consideration of RMB 24 million (approximately $4 million). Anshan Xingsheng will bear the transportation costs. Anshan has fulfilled its obligations to buy 300,000 weight case of glass products from us in 2008. We have entered into an agreement with Anshan for 2009, pursuant to which Anshan has agreed to purchase a total of 200,000 weight case of our glass products for an aggregate price of RMB15 million.

Sales and Marketing

As of December 31, 2008, our sales department consisted of 16 employees, each of whom was assigned to be in contact with our primary distributors. Members of our sales team generate sales leads by contacting prospective distributors directly and by attending industry trade shows and exhibitions. In addition, we utilize the internet to advertise and introduce ourselves to potential customers overseas and established agent sales network in Africa, Korea, Russia and mid-east area. We are also developing our sales networks in China by establishing warehouses in many major cities to reduce intermediary costs, improve profit margin and introduce our new products. We utilized the new marketing strategy in Dalian, which proved to be successful.

Competition

Our experience is that the global glass manufacture industry is dominated by several major global manufacturers and then becomes extremely fragmented with numerous smaller regional manufacturers.

Our major international competitors are NSG/Pilkington Group Limited, Saint-Gobain, Asahi and Guardian, which manufacture nearly 70% of the glass produced in the world, and have more resources and greater brand recognition than we enjoy. While our resources may not be as great as our larger competitors, we believe our product quality, sales network, and sales and distribution network in China are superior.

We also compete with approximately 300 small-sized, local Chinese glass manufacturers. The number of these small companies varies from time to time. While we may have greater resources than our smaller competitors, it is possible that these competitors have better access in certain local markets to customers and prospects or an enhanced ability to customize products to a regional industry sector. Our major competitors in China include Shandong Jinjing Science & Technology Stock Co., Ltd., CSG Holding Co., Ltd, Luoyang Glass Company Limited.

Intellectual Property

Our goal is to utilize our intellectual property to provide us with a competitive advantage or significant cost savings.

Our subsidiary Fuxin Hengrui holds one invention patent registration for the combustion method of synthetic petroleum in float glass melting furnace. Fuxin Hengrui also registered the trademark “Golden Elephant” in Chinese characters for various glass products and filed the trademark application for “Golden Elephant” in English characters on January 28, 2008, which is pending registration with the Trademark Office of the State Administration for Industry and Commerce of China. In addition, pursuant to a license agreement entered into on August 27, 2008, our former subsidiary Fuxin Tianyuan has granted us an exclusive license to use two utility model patents which have been granted by the PRC Patent Office and three technologies (including 520 Fuel Serum) as to which Fuxin Tianyuan has submitted invention patent applications with the PRC Patent Office. In the future, we will seek protection of our intellectual property where we believe there to be strategic importance in doing so.

We cannot give any assurance that the protection afforded our intellectual property will be adequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

Research and Development

Currently, we have approximately 13 employees devoted to our research and development efforts, which are aimed at finding new varieties of products, improving existing products, improving overall product quality, and reducing production costs. In 2008 and 2007, our research and development expenses amounted to approximately $1.8 million and $0.9 million, respectively.

Environmental Matters

During glass production, there are unavoidable emissions of sulfur oxide and other exhaust gases and by-products which can be environmentally harmful. Our goal is to maintain an environmentally conscious operation so we have sought to develop, promote and utilize new technologies and techniques that minimize the environmentally harmful effects of exhaust gas from our melting kilns. In order to minimize the negative effect of these substances on the environment, China also has adopted strict environmental standards for these emissions and discharges of environmental pollutants. Accordingly, our manufacturing facilities are subject to various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials. We also are subject to periodic inspections by local environmental protection authorities. We believe we are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. Environmental approval is currently pending with Fuxin authorities.

Regulations

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

We are subject to the environmental regulations described in the preceding section “Environmental Matters.”

There is no private ownership of land in China. Upon payment of a land grant fee, land use rights can be obtained from the government for a period up to 50 years in the case of industrial land and are typically renewable. We have received the necessary land use rights certificate for 264,000 square meters of land located in the Glass Industrial Park 123 Chuangye Road, Haizhou District, Fuxin City, Liaoning Province, China.

We are also subject to China’s foreign currency regulations. The PRC government has controlled RMB reserves primarily through direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks, and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Under current PRC laws and regulations, Foreign Invested Enterprises, or FIEs, may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, FIEs in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount of such reserves reaches 50.0% of their registered capital. These reserves are not distributable as cash dividends. The board of directors of an FIE has the discretion to allocate a portion of the FIEs’ after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of December 31, 2008, we employed a total of 359 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	5
Human Resource & Administration	21
Production	276
Marketing	6
Sales	16
Research & Development	13
Quality Control	15
Accounting	7
Total	359

As required by applicable PRC law, we have entered into employment contracts with most of our officers, managers and employees. We are working towards entering employment contracts with those employees who do not currently have employment contracts with us. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension scheme organized by PRC municipal and provincial governments. We are currently required to contribute to the scheme at the rate of 20% of the average monthly salary.

In addition, we are required by PRC law to cover employees in China with various types of social insurance, and we believe that we are in material compliance with the relevant PRC laws.

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

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

The report of our independent auditors indicates uncertainty about our ability to continue as a going concern.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. The fact that we have received this “going concern opinion” from our independent auditors may make it more difficult for us to raise capital on favorable terms and could present numerous operational issues for us, such as obtaining favorable pricing and credit from our vendors, retaining and attracting qualified managers and other employees and assuring customers that we can fulfill orders and warranty obligations. If we are not able to continue as a going concern, our shareholders may lose all of their investment in the company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The global economic crisis could further impair the demand for our products and affecting the overall availability and cost of external financing for our operations.

The continuation or intensification of the global economic crisis and turmoil in the global financial markets has adversely impacted our business, the businesses of our customers from whom we generate revenues and our potential sources of capital financing. The global economic crisis harmed most industries and has been particularly detrimental to the real estate, construction, automobile and consumer product industry. Since our glass and glass products serve as key components in construction and building materials, automobiles and electrical household products, our sales and business operations are dependent on the financial health of the these industries and would suffer if our customers experience, or continue to experience, a downturn in their business. In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether. Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the industries that affect our business. The impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of same, is also unclear. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences and result in lower sales, price reductions in our products and declining profit margins. The economic situation also could harm our current or future lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not damage on our business, financial condition and results of operations.

The glass manufacturing industry is particularly sensitive to negative macroeconomic conditions which could pose complications for our business and harm our profitability.

Like other suppliers of raw materials, glass manufacturers are particularly dependent on general economic conditions, performance in other industry segments, labor costs, import duties and tariffs, competition and currency exchange rates. These macroeconomic factors have historically resulted in wide fluctuations in the glass manufacturing industry both in China and globally. In our case, future economic downturns, stagnant economies or currency fluctuations, in China or globally, could decrease the demand for glass or glass products or increase the amount of imports of glass and glass products into China. Our sales, margins and profitability will be harmed under such circumstances. In addition, the glass manufacturing industry is highly reliant upon energy generally and heavy oil in particular, which is the core fuel used in the production of flat glass. Fluctuations in the price for heavy oil worldwide will impact our manufacturing costs, our profitability and financial performance.

The economic crisis has led to sluggish demand and a dramatic decrease of exports of glass products. In 2008, 41 production lines operated by various companies in China, including our Company, were forced to cease operation and enter into maintenance status. Management estimates that the glass market in the first half of 2009 will continue to experience volatility and the low demand for glass products will likely continue or may get even worse. The market may turn around by the end of the third quarter or the fourth quarter of 2009 given the Chinese government’s stimulus plan to increase domestic market demand and fuel economic growth, but no one can predict with certainty.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

A float glass for about 500-ton melting capacity facility is highly capital intensive, typically costing between $40 million to $90 million depending on size, location and product complexity. Once operational, a facility is designed to operate continuously, 365 days per year, throughout an 8 to 10 years initial operating life. Float lines are normally capable of several campaigns after the initial operating life following major repair and upgrade programs. We may require additional cash resources due to changed business conditions, implementation of our strategy to expand our specialty float glass manufacturing capacity or other investments or acquisitions we may decide to pursue. As a result of the recent drop in demand for our products following the onset of the global economic crisis, we need significant additional financing for working capital. The crisis may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. Further, the sale of additional equity securities could result in dilution to our stockholders or issuance of securities with rights, preferences and privileges senior to our currently outstanding securities. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.

Our business will be harmed if the glass industry in China, which has experienced oversupply problems for several years, does not realize an increase in demand at the pace we expect.

Historically, the glass industry has been characterized by wide fluctuations in the demand for, and supply of, glass and glass products. As recently as 2005 and 2006, these fluctuations have resulted in the glass supply, especially supply of low cost and low quality glass, greatly outpacing demand for these products and negatively influencing the high quality flat glass market. Within the past two years, more than 300 flat glass production enterprises have commenced business. Most of the newly established glass production enterprises are smaller businesses using outdated technologies to produce low quality flat glass. Before the global economic crisis, the demand for high quality float glass was considerable and over 60 new float glass production lines became operational in China, producing float glass with higher quality, consequently supplanting the demand for imported high quality float glass. The demand for high quality float products was increasing and China was starting to regulate low quality glass production factories thereby creating a more favorable competitive environment, but the favorable environment ended with the onset of the current global economic crisis.

In 2008, although 41 production lines were forced to cease operations, numerous companies throughout China still have 23 production lines under construction and 19 lines planned to be built in 2009. If glass prices trend upward, some of the production lines that have ceased operations may resume their operations. The irrational increase of production lines is likely to lead to another oversupply and heightened competition in our industry. Any prolonged oversupply of glass could result in severe downward pricing pressure on glass manufacturers and impair our profitability.

Approximately 52% of our sales revenues were derived from our ten largest customers in 2008 and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have over 50 active distributors and customers, approximately 52% of our sales revenue in 2008 came from our top ten customers, with Anshan Xingsheng Glass Distribution Office alone accounting for approximately 11% of our sales revenue in 2008 and 13.3% in 2007. While we are working on expanding our customer base to reduce our reliance on any single customer, if we cease to do business at or above current levels with Anshan Xingsheng Glass Distribution Office or with any other large distributors or customers which contribute significantly to our sales revenues, and we are unable to generate additional or substitute sales revenue, our net income would decline considerably.

Our business is seasonal and if we fall significantly short of our anticipated earnings the first and fourth quarters, it will significantly decrease the working capital available to us which may adversely affect our purchasing abilities.

Our business is seasonal, with most of our sales and operating income being generated in the second and third quarters of each year, lesser amounts in the first and fourth quarters of each year. Demand for our glass products is generally lower in the winter season because construction work is curtailed in the north of China, during which time transportation can be slowed by inclement weather as well. Our working capital requirements fluctuate during the year with increased working capital demands and constraints during the first and fourth quarters as a result of this seasonality. If we fall significantly short of our anticipated earnings in either the first or fourth quarter, working capital available to us in such quarters will decrease. Due to limitations on borrowing which we are facing as a result of the global credit crunch, a decrease in working capital may adversely affect our purchasing abilities which would have a material adverse effect on our revenues.

Our strategy focuses on the development and sale of specialty glass products so our financial results will be negatively affected if we cannot timely develop these products or incorrectly gauge the potential market for them.

We believe that the demand for specialty glass products will grow at a faster pace than demand for common float glass. Accordingly, our future research and development initiatives and manufacturing efforts will be focused on expanding our product offerings in the specialty glass product segments. We may not be able to develop these products in time to meet market demand and our sales revenue may not grow at expected rates in these new product lines. We also may incur expenses relating to the development of new products that are not offset by sufficient sales revenue generated by new specialty glass product lines.

Competition in the glass manufacturing industry in China and elsewhere is intense.

We compete with approximately 300 small-sized, local Chinese glass manufacturers. The number of these small companies varies from time to time. While we may have greater resources than our smaller competitors, it is possible that these competitors have better access in certain local markets to customers and prospects and lower production and raw material costs. Our major international competitors are NSG/Pilkington Group Limited, Saint-Gobain, Asahi and Guardian, manufacture nearly 70% of the glass produced in the world and have more resources and greater brand recognition than we enjoy. While our resources may not be as great as our larger competitors, we believe our product quality and sales and distribution network are superior in China and in the global mid- and lower quality glass markets. If our competitors are able to gain greater market share or improve their sales efforts, our sales may decrease, we may be forced to lower our prices, or our marketing costs may increase, all of which could negatively impact our financial results.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our earnings.

Our glass manufacturing operations depend heavily on the availability of various raw materials and energy resources. The mix of raw materials used in the production of flat glass, which is known as the batch, is mainly composed of three components: silica sand, soda ash, dolomite/limestone, and mirabilite which represent 99% of all raw materials used in the production of glass. Silica sand is the main component constituting about 72% of the batch weight and soda ash represents about 16% of the batch weight, but is one of the most expensive raw materials used accounting for approximately 60% of the batch cost. Our fuel costs, particularly heavy oil and electricity, account for over 42.6% of total manufacturing costs. The availability of raw materials and energy resources may decrease and their prices may fluctuate greatly, as they did in 2008. We have long-term relationships with several suppliers; however, if our suppliers are unable or unwilling to provide us with raw materials on terms favorable to us, we may be unable to produce certain products. This could result in a decrease in profit and damage to our reputation in our industry. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings. Additionally, certain of our supply contracts are for fixed prices; although we benefit from favorable pricing in some of these supply contracts if prices for our raw materials go up, if market prices for these raw materials decline, we may not be able to take advantage of decreasing market prices, and our profit margins may suffer.

Our expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To grow our business, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Given the current economic climate, our discretionary spending has been significantly constrained and our ability to expand infrastructure has been severely hampered by economic conditions and is highly unlikely. If we cannot successfully strengthen and optimize our operational infrastructure, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

Since the acceleration of our maintenance program in late 2008, we started to depend on subcontractors for timely and effective sourcing of products to fulfill our orders, and we may not be able to acquire products in sufficient quantities and at acceptable prices to meet our needs which would impact financial results.

Since we implemented our maintenance program, we are exclusively relying upon third party subcontractors to fulfill our raw material needs and our purchase orders. We have no contractual assurances of continued supply, pricing or access to raw materials or new products, and any subcontractor could change the terms upon which they sell to us, discontinue selling to us, or go out of business at any time. We may not be able to acquire desired products in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable products on acceptable terms or the loss of one or more of our subcontractors could have a negative effect on our business and operating results. We may not be able to develop relationships with new subcontractors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

In addition, our subcontractors are subject to certain risks, including availability of raw materials, labor disputes, financial liquidity, inclement weather, natural disasters, and general economic and political conditions that could limit their ability to provide us with quality products on a timely basis and at a price that is commercially acceptable.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lihui Song, our Chairman and Chief Executive Officer and Hong Tan, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We face risks associated with future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand the products we offer to our existing target customer base, lower our costs for raw materials and components and capitalize on opportunities to expand into new markets. In the future, we may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. The successful integration of these companies and any other acquired businesses require us to:

  integrate and retain key management, sales, research and development, production and other personnel;

  incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

  coordinate research and development efforts; integrate and support pre-existing supplier, distribution and customer relationships; and

  consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also present significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

Our acquisition strategy also depends on our ability to obtain necessary government approvals, as described under “—Risks Related to Doing Business in China— The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.”

Unexpected equipment failures may damage our business due to production curtailments or shutdowns.

Our glass production lines are extremely specialized and depend on critical pieces of equipment, such as melting furnaces, float baths, cooling lehrs and cross cutters. We conduct periodic inspection and maintenance of all of our equipment to minimize the impact of interruption of production and prevent breakdown because this machinery is highly specialized and cannot be repaired or replaced without significant expense and time delay. On occasion, our equipment may be out of service as a result of unanticipated failures which may result in material plant shutdowns or periods of reduced production. Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or adverse weather conditions. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. Although we have business interruption insurance, we cannot provide any assurance that the insurance will cover all losses that we experience as a result of the equipment failures. In addition, longer-term business disruption could result in a loss of customers. If this were to occur, our future sales levels, and therefore our profitability, could be adversely affected.

Exporting our glass products outside of China is a core component of our overall growth strategy, which could subject us to various economic, political, regulatory, legal and foreign exchange risks.

We currently sell most of our glass in China, but have also exported our float glass products to Asia, Europe, South America and South Africa. Our overseas sales accounted for 2.3% of our total sales in 2008 and 5.6% in 2007. We plan to selectively enter international markets in which an opportunity to sell our products has been identified. The marketing, distribution and sale of our products overseas expose us to a number of risks, including:

  fluctuations in currency exchange rates;

  difficulty in designing products that are compatible with product standards in foreign countries;

  greater difficulty in accounts receivable collection;

  increased marketing and sales costs;

  difficulty and costs of compliance with foreign regulatory requirements and different commercial and legal requirements;

  an inability to obtain, maintain or enforce intellectual property rights in foreign countries;

  changes to import and export regulations, including quotas, tariffs and other trade barriers;

  delays or difficulties in obtaining export and import licenses;

  repatriation controls on foreign earnings and currency conversion restrictions; and

  difficulty in engaging and retaining distributors and agents who are knowledgeable about, and can function effectively in, overseas markets.

If we cannot effectively manage these risks, our ability to conduct or expand our business abroad would be impaired, which may in turn hamper our business, financial condition and prospects.

Our failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We strive to strengthen and differentiate our product portfolio by developing new and efficient manufacturing processes and innovative products and product improvements. We have one invention patent for the combustion method of synthetic petroleum for synfuel made from refinery coke and anthracite. Our former subsidiary Fuxin Tianyuan has granted us an exclusive license to use two utility model patents which have been granted by the PRC Patent Office and three technologies as to which Fuxin Tianyuan has submitted invention patent application with the PRC Patent Office. Under the exclusive license agreement with Fuxin Tianyuan, we received the exclusive license for no consideration and our rights to use such exclusive license expire on the earlier of the expiration date of such patents or the date when Fuxin Tianyuan loses its proprietary rights to the patents for reasons other than the expiration of the patents. Our rights under the exclusive license agreement will not be affected if Fuxin Tianyuan assigns its patents to any third party. Fuxin Tianyuan will indemnify us if its patents infringe the rights of any third party. We believe that the protection of our intellectual property will become increasingly important to our business. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in PRC intellectual property law. Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection may be inadequate. For example, our pending or future patent applications may not be approved or, if allowed, they may not be of sufficient strength or scope. As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results.

In addition, policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert management attention away from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business and financial condition.

Any disruption in the supply chain of raw materials and our products could adversely impact our ability to produce and deliver products.

As a manufacturing company, we face serious challenges in supply chain management for raw materials and delivery of our products, especially given vendors’ general disinclination to bear credit risk in the current economic climate. Supply chain fragmentation and local protectionism within China further complicates supply chain disruption risks. Local administrative bodies and physical infrastructure built to protect local interests pose transportation challenges for raw material transportation as well as product delivery. In addition, profitability and volume could be negatively impacted by limitations inherent within the supply chain, including competitive, governmental, legal, natural disasters, and other events that could impact both supply and price. Any of these occurrences could cause significant disruptions to our supply chain, manufacturing capability and distribution system that could adversely impact our ability to produce and deliver products.

If our customers and/or the ultimate consumers of products that use our glass or glass products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our glass and glass products are widely applied in the manufacturing of many products, including automobiles, construction materials, furniture and display cases, electrical household appliances, lighting fixtures and decorative glass artwork. Significant property damage, personal injuries and even death can result from malfunctioning products. If our glass is not properly manufactured or installed and/or if people are injured as a result of our products, we could be subject to claims for damages based on theories of product liability and other legal theories in some jurisdictions in which our products are sold. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. We do not have product liability insurance. The publicity surrounding these sorts of claims is also likely to damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and stockholder value.

Our products may become subject to recall in the event of defects or other performance related issues.

Since we furnish our glass and glass products to participants in the automotive industry, we are at risk for product recall costs which are costs incurred when, either voluntarily or involuntarily, a product is recalled through a formal campaign to solicit the return of specific products due to a known or suspected performance defect. Costs typically include the cost of the product, part or component being replaced, the cost of the recall borne by our customers and labor to remove and replace the defective part or component. Our glass and glass products have not been the subject of an open recall. If a recall decision is made, we will need to estimate the cost of the recall and record a charge to earnings in that period. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and our distributor or customer. As a result, these estimates are subject to change. Excessive recall costs or our failure to adequately estimate these costs may negatively affect our operating results.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Ms. Lin Tan is the indirect, beneficial owner of approximately 54.5% of our common stock. As a result, she has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Environmental claims or failure to comply with any present or future environmental regulations may require us to spend additional funds and may harm our results of operations.

In recent years, the glass industry has become more heavily regulated, particularly from an environmental perspective due to the use of heavy oil in the production process. In addition, our business is subject to health and safety laws and regulations that affect our operations, facilities and products in each of the jurisdictions in which we operate. We believe that we are in compliance with all material environmental, health and safety laws and regulations related to our products, operations and business activities. Although we have not suffered material environmental claims in the past, the failure to comply with any present or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, cessation of our operations or even criminal sanctions. New regulations could also require us to acquire costly equipment or to incur other significant expenses. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspension of our business operations, which could cause damage to our business. We have applied to the PRC authorities for an environmental approval certificate. If we fail to obtain that certificate in a timely manner or at all, our business will be harmed.

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our manufacturing facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our glass manufacturing facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our manufacturing facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defaults with our products, product recalls, accidents on our property or damage relating to our operations. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of the company’s internal controls. Under current law, we were subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2008, although the auditor attestation is not required until our annual report for the fiscal year ending December 31, 2009 assuming our filing status remains as a smaller reporting company. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

  a higher level of government involvement;

  a early stage of development of the market-oriented sector of the economy;

  a rapid growth rate;

  a higher level of control over foreign exchange; and

  the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations. Our failure to comply with the applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes trade and service-related foreign exchange transactions, but not under the “capital account,” which includes dividends, foreign direct investment and loans. Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, and some routine payments under the “capital account,” such as payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that Golden Elephant Glass Technology, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC approval is required in connection with the reverse acquisition of Dollar Come, the reverse acquisition may be cancelled, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company’s equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company’s securities on an overseas stock exchange. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

In the opinion of our PRC counsel, Guangdong Hanyu Law Firm, the M&A Rule does not apply to our reverse acquisition of Dollar Come completed on March 31, 2008. However, if the CSRC or another PRC governmental agency subsequently determines that we should have obtained CSRC approval for such reverse acquisition transaction, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China and limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Articles of Incorporation authorize the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for 264,000 square meters of land located in the Glass Industrial Park at 123 Chuangye Road, Haizhou District, Fuxin City, Liaoning Province, China. We also have 21 properties located at 123 Chuangye Road, Haizhou District, Fuxin City, Liaoning Province, China. The land use rights will expire on September 18, 2052. We have placed mortgages on the land and 19 properties to secure certain bank loans for an amount up to approximately $8.3 million.

We also lease land use right for 108,068 square meters and 42 properties (aggregated surface of 22,470.22 square meters) from Fuxin Guangya Flat Glass Co. Ltd. We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

Dongfang Company, which is owned by our majority stockholder Ms. Lin Tan, transferred some properties including a hotel and some villas to Fuxin Hengrui to be used as collateral for a bank loan. In March 2008, Fuxin Hengrui transferred the properties back to Dongfang Company after the bank loan was repaid.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our 2008 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority under the symbol “GOEG.OB,” but has not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number is 381004 100.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter	N/A	N/A
2nd Quarter	$4.00	$3.75
3rd Quarter	$6.00	$3.75
4th Quarter	$6.00	$0.19

Year Ended December 31, 2007
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A

4th Quarter	$1.25	$1.25

_______________
(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 31, 2009, there were approximately 689 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2008 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2008 fiscal year.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of Our Business

We are a leading China-based float glass manufacturer. We have been manufacturing glass products from our production facility in Fuxin City, Liaoning Province, China since 2002 and sell our products to end users in China, Asia, Europe, South America and South Africa. Our product offerings include float glass, ultra-clear glass (also called crystal glass), colored float glass and high grade, glass processed products. Our glass products are mostly used in a variety of end products, such as automobiles, commercial and residential buildings, construction materials, furniture and display cases, lighting fixtures and decorative glass artwork, bath fixtures electrical household appliances, such as refrigerators and microwave ovens. Our glass and glass products are manufactured in a broad range of specifications and marketed primarily under the “Golden Elephant” brand name. As of December 31, 2008, we believe we ranked second in the Northeast China glass market based on production capacity.

We sell our products directly, and indirectly through a broad distributor network, to automakers and auto parts suppliers, building contractors and building material suppliers and manufacturers of retail goods and we are increasingly exporting our products to the international market. Our primary focus has been to increase sales of our float glass, ultra-clear glass, colored float glass and high grade, glass processed products.

As of December 31, 2008, we had 359 employees working at our two manufacturing facilities, one of which is a high grade float glass production line and the second of which is a colored float glass production line. Daily melting capacity of these manufacturing lines is approximately 800 tons.

Fiscal 2008 has been one of the most challenging years in our history and we face near term operating challenges. We face strong competition, which led to lower prices for our glass products. At the same time, the cost of raw materials increased significantly during the year. Our challenge was compounded by the onset of the global economic crisis, which negatively impacted demand for our products and our ability to meet working capital needs. In November 2008 and January 2009, we accelerated a maintenance program for our two float glass production lines due to the shortage of cash flow and current economic conditions which have resulted in a significant decrease in the price of float glass since the winter of 2008. Our maintenance program involves performing routine maintenance, making required upgrades to the production lines, and improving the technology for manufacturing higher end ultra-clear glass products. During the maintenance period, all operations of the production lines and all manufacturing of float glass products are suspended. We determined that the immediate cessation of operations at a time when demand for our products is comparatively low is prudent was better option than performing maintenance and suspending operations during favorable economic period. We meet our existing sales orders for float glass products through subcontracting arrangements and expect a significant reduction in new sales of float glass and float glass products.

The acceleration of our maintenance program did not affect our gross profit significantly. However, the acceleration caused an impairment of nearly $2.8 million. In addition, we realized an increase in provision for doubtful debts by $6.9 million. Management believes that we will slowly reap the benefits of the improved quality of our products that is expected to result from the current maintenance program, but the acceleration of the maintenance program could have a negative near-term impact our revenue and net income in 2009.

While the current global economic crisis brought challenges, we also believe the downturn offers opportunities. The drop in demand has made raw material suppliers more willing to partner with glass producers to counter the adverse effects of gyrating raw material prices. The crisis also taught us to be more cost efficient and energy efficient and, moreover, gave us the opportunity to attract and retain skilled employees.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Recovery of the glass industry in China. The glass industry has been shifting from a period of prosperity and growth to a period of economic contraction. Over the past 20 years, global glass demand in most modern countries has grown more quickly than GDP. Since 2005, the demand for glass in China has been outpaced by supply, resulting in a slowdown in growth in the industry. The slowdown largely resulted from government regulations constraining growth, environmental problems and costly raw materials and high fuel expenses. In 2008, China’s glass industry was heavily affected by the global economic crisis. To offset slowing global growth, on November 5, 2008, at the State Council meeting, Premier Wen Jiabao offered a RMB4 trillion ($586 billion) stimulus package for the next two years and announced the government would move to a proactive fiscal and a moderately relaxed monetary policy. Pursuant to the stimulus package, the Chinese government has committed to increase domestic demand and fuel economic growth by promoting the recovery of ten major industries, including automobile and construction. The actions taken by the Chinese government should significantly increase the demand for glass products which are essential for construction and automobile industries and will provide market opportunities for the Company. Management believes that we will benefit the stimulus plan and the central government’s relaxed monetary policy.

Increasing demand for specialty glass products. Another important trend that should positively affect our financial condition is the increasing demand by architects and participants in the automotive industry for high-end, value-added glass products using ultra-clear glass and ultra-thin glass. We believe that we can capitalize on this trend in the long term as we have the current capacity to manufacture specialty glass.

Fluctuations in raw material and production costs. Our operations require substantial amounts of a variety of raw materials and components, particularly silica sand, soda ash and dolomite/limestone, which can be costly and are susceptible to fluctuations in price and availability. Fuel and energy costs, which account for over 42.6% of total production costs, have likewise shown price and supply volatility in recent years. Any significant increases in the prices of our raw materials and/or fuel and energy requirements can have a direct and negative impact on our gross margin and our ability to meet working capital needs. We attempt to offset disadvantageous price fluctuations in raw materials by sourcing large quantities to achieve economies of scale, entering into long term supply agreements and by attempting to develop alternative raw material and energy substitutes. Ultimately, we may need to raise the price of our products in order to recover higher raw material and fuel energy costs so that we can maintain our profit margin.

Increase in exports. We plan to expand sales of our products to foreign markets. In 2008, we exported our glass and glass products to South Africa and Eastern Europe. Our sales to foreign customers were $1.4 million, or approximately 2.3% of our total sales revenue. Although our exports dropped nearly 50% from fiscal year 2007 due to the current global economic crisis, we believe export remains a growth area for future operations.

Taxation

United States

Golden Elephant Glass Technology, Inc. is incorporated in the State of Nevada and is subject the tax laws of United States at a tax rate of 34%. No provision for income taxes in the United States has been made as Golden Elephant Glass Technology, Inc. incurred no taxable income for federal tax purposes. In addition, no deferred tax on undistributed earnings of its non-U.S. subsidiaries was provided, as it is our current policy to reinvest these earnings in non-U.S. operations.

British Virgin Islands

Dollar Come Investments Limited was incorporated in the BVI, and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of New EIT law, FIEs established in the PRC, unless they enjoy preferential tax treatments granted by Chinese government, such as “two-year exemption and three-year half reduction,” are generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, both of which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the New EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, such as our subsidiaries Fuxin Hengrui and Fuxin Xianheng, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that a company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0% .

As approved by the relevant PRC tax authority, Fuxin Hengrui and Fuxin Xianheng were entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Fuxin Hengrui commenced in 2004. Accordingly, Fuxin Hengrui was entitled to an EIT tax rate of 12.5% for 2008 and will be subject to an EIT rate of 25% from 2009. Our subsidiary Fuxin Xianheng’s tax holiday commenced in 2008, therefore, Fuxin Xianheng is exempted from EIT in 2008 and 2009 and will be subject to a reduced EIT rate of 12.5% from 2010 to 2012.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Year Ended
	December 31
	2008		2007
	In	As a % of	In	As a % of
	Thousands	Sales	Thousands	Sales
		Revenue		Revenue
Sales Revenue	60,724	100%	48,129	100%

Cost of Sales	49,894	82.2%	36,757	76.4%

Gross Profit	10,830	17.8%	11,372	23.6%

Other Operating Income	509	0.8%	183	0.4%

Operating Expenses
Administrative Expenses	1,933	3.2%	1,588	3.3%
Research and development expenses	1,762	2.9%	860	1.8%
Selling Expenses	206	0.3%	682	1.4%
Increase in provision for doubtful debts	6,687	11.0%	--	--
Impairment of property, plant and equipment	2,757	4.5%	54	0.1%
Impairment of goodwill	394	0.7%	--	--
Total Operating Expenses	13,739	22.6%	3,184	6.6%

(Loss)/Income Before Income Taxes	(3,669)	(6.0)%	7,439	15.5%

Income Taxes	(85)	(0.1)%	(580)	(1.2)%

Minority Interests	5	-	-	-

Net (Loss)/ Income	(3,749)	(6.1)%	6,859	14.3%

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Sales Revenue. Our sales revenue increased $12.6 million, or 26.2%, to $60.7 million in 2008 from $48.1 million in 2007. This increase was mainly attributable to increased sales due to increase in sales volume. While we experienced the aforementioned year over year revenue growth, comparable growth in the future given the current economic climate is extremely unlikely.

Cost of Sales. Our cost of sales increased $13.1 million, or 35.6%, to $49.9 million in 2008 from $36.8 million in 2007. This increase was mainly due to increase in sales volume and growing production costs. As a percentage of sales revenue, the cost of goods sold increased to 82.2% in 2008 from 76.4% in 2007. Such percentage increase was attributable to increase in costs of raw materials.

Gross Profit. Our gross profit decreased $0.6 million, or 5.3%, to $10.8 million in 2008 from $11.4 million in 2007. Gross profit as a percentage of sales revenue was 17.8% in 2008, as compared to 23.6% in 2007. Such percentage decrease was mainly due to increase in costs of raw materials. Administrative Expenses. Our administrative expenses increased $0.3 million, or 18.7%, to $1.9 million in 2008 from $1.6 million in 2007. As a percentage of sales revenue, administrative expenses decreased to 3.2% in 2008, as compared to 3.3% in 2007. This percentage decrease was primarily attributable to the fact that the profits grew faster than administrative expenses.

Research and development Expenses Our research and development expenses increased $0.9 million, or 104.8%, to $1.8 million in 2008 from $0.9 million in 2007. As a percentage of sales revenue, research and development expenses increased to 2.9% in 2008, as compared to1.8% in 2007. This percentage increase was primarily attributable to our increased research efforts to replace heavy oil with an electric-aided solution and to replace alkali with glass cullet.

Increase in provision for doubtful debts and Impairment of PPE and Goodwill. Our provision for doubtful debts and impairment of PPE and goodwill increased $9.8 million, to $9.8 million in 2008 from $53,891 in 2007. As a percentage of sales revenue, provision for doubtful debts and impairment of PPE and goodwill expenses increased to 16.2% in 2008, as compared to 0.1% in 2007. This percentage increase was primarily attributable to increased items of provision for doubtful debts and impairment of property, plant and equipment according to US GAAP after we announced the suspension of production.

Selling Expenses. Our selling expenses decreased $475,734, or 69.8%, to $205,955 in 2008 from $681,689 in 2007. As a percentage of sales revenue, selling expenses decreased to 0.3% in 2008, as compared to 1.4% in 2007. This percentage decrease was primarily attributable to the decrease of our transportation expenses resulting from the decrease of export sales in 2008. Export sales constituted approximately 5.6% of our sales revenue in 2007 as compared to 2.3% in 2008. For export sales, our contracts are normally FOB (free on board) contracts, that is, our customers bear freight charge, but we bear transportation costs from our factories to ports and related custom expenses. However, for domestic sales, except for sales of our new product ultra-clear glass products and our deep-processed glass products, our customers bear transportation costs. Although we launched the ultra-clear glass products in 2007 for which we normally bear transportation costs, the increase of transportations costs resulting from the sales of ultra-clear glass products was more than offset by the decrease of transportation costs caused by the decrease of export sales in 2008.

Total Expenses. Our total expenses increased $10.5 million, or 328.1%, to $13.7 million in 2008 from $3.2 million in 2007. As a percentage of sales revenue, total expenses increased to 22.6% in 2008, as compared to 6.6% in 2007. This percentage increase was primarily attributable to increase in provision for doubtful debts, impairment of property, plant and equipment and R&D expenses.

(Loss) Income before Income Taxes and Minority Interests. Income before income taxes and minority interests decreased $11.1 million, or 149.3%, to $-3.7 million in 2008 from $7.4 million in 2007. Income before income taxes as a percentage of sales revenue decreased to -6% in 2008, as compared to 15.5% in 2007 due to increase in provision for doubtful debts and impairment of property, plant and equipment after we announced the suspension of production.

Income Taxes. The decrease in income taxes $580,145 in 2007 to $85,068 in 2008 was mainly due to (i) decrease in taxable income; (ii) the change in PRC income tax rate from 33% in 2007 to 25% in 2008 of Fuxin Hengrui and (iii) tax holiday granted to Xianheng of 100% tax exemption which commenced in 2008.

Net (Loss) Income. Our net income decreased $10.6 million, or 154.7%, to $-3.7 million in 2008 from $6.9 million in 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of approximately $141,419. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Year Ended December 31,
	2008	2007
Net cash (used in) provided by operating activities	$(2,631)	$893
Net cash (used in) investing activities	(3,656)	(1,683)
Net cash provided by financing activities	6,359	307
Effect of foreign currency translation on cash and cash equivalents	7	17
Net increase (decrease) in cash and cash equivalents	79	(466)

Operating Activities

Net cash used in operating activities was $2.6 million in 2008, as compared to $0.9 million net cash provided by operating activities for the same period in 2007. This $3.5 million increase in net cash used in operating activities was mainly attributable to decreased advanced payment by our customers and lower profitability.

Investing Activities

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities was $3.7 million in 2008, as compared to $1.7 million in 2007. This $2.0 million increase in net cash used for investing activities was mainly attributable to expenses for equipment purchased for electricity-aided solution and increase in advances to related parties.

Financing Activities

Net cash provided by financing activities was $6.4 million in 2008, as compared to $306,598 in 2007. The change was mainly due to loans provided by a major shareholder to the Company in 2008 and the proceeds from our August 2008 PIPE financing.

Advances to Related Parties

The decrease in balance from $2.0 million as of December 31, 2007 to $1.1 million as of December 31, 2008 was mainly due to the full repayment, amounting to $2.0 million, of advances made to Fuxin Zhongling Industry Limited and W.T. Construction Inc., which both are wholly owned by Ms. Lin Tan, the controlling shareholder of the Company’s holding company. The balance of $1.1 million as of December 31, 2008 represents advances made to Ms. Lin Tan during 2008.

Trade Receivables

[Accounts receivable aging was 47 days for 2008 ] The days sales outstanding was 47 days for 2008, as compared to 43 days for 2007. The increase in our accounts receivable aging was mainly because we granted very favorable credit terms to those customers who purchased our ultra-clear glass in 2007, so as to promote this new product which we produced for the first time in 2007. As of December 31, 2007, the outstanding trade receivables relating to the sales of ultra-clear glass accounted for a significant part of our total trade receivables balance. As of the date of this report, we have received most of such receivables relating to our ultra-clear glass sold in 2007 and made doubtful debt provision for the outstanding balance based on our accounting policy. We do not expect to grant the same favorable credit terms for ultra-clear glass sales in the future because we have established a good customer base through our sales in 2007. We expect that the credit term granted to ultra-clear glass customers in the future will be around 30 days.

Bank Loans

As of December 31, 2008, the amount, maturity date and term of each of our bank loans are as follows:

(All amounts, other than percentages, in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Duration
China CITIC Bank, Shenyang Branch	2.63	November 26, 2008	1 year
China Construction Bank, Fuxin Branch	2.93	March 24, 2009	1 year
Shanghai Pudong Development Bank, Shenyang Branch	4.32	May 28, 2009	1 year
China Construction Bank, Fuxin Branch	0.88	April 29, 2009	6 months
China Construction Bank, Fuxin Branch	2.04	May 22, 2009	6 months
TOTAL	$12.80

On May 6, 2008, our subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow $5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceeds will be used as working capital.

On July 24, 2008, we consummated a private placement transaction in which we issued and sold to certain accredited investors approximately 3.3 million shares of our common stock for an aggregate purchase price of approximately $5 million.

We repaid bank loans in the amount of $16.7 million in 2008. We have approximately $12.8 million bank loans that will mature in the next 12 months and we may decide to refinance these loans upon maturity. We believe that we maintain good relationships with the banks we deal with. However, we cannot assure you that we will be able to obtain bank to refinance these bank loans when they mature, especially if the current credit crisis persists. We will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Our independent auditors have raised substantial doubt about our ability to continue as a going concern. The fact that we have received this “going concern opinion” from our independent auditors may make it more difficult for us to raise capital on favorable terms. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations Under Material Contracts

Below is a summary of our current obligations under material contracts.

In connection with the entry into the Securities Purchase Agreement, on July 24, 2008, the Company entered into a make good escrow agreement (the " Make Good Escrow Agreement ") with Win-Win Global Investments, Inc. (the "Pledgor "), the investors listed in the Securities Purchase Agreement, Roth Capital Partners, LLC (" Roth ") and STC, pursuant to which the Pledgor agreed to certain "make good" provisions in the event that the Company does not meet certain income thresholds for fiscal years 2008 and/or 2009 discussed in the Securities Purchase Agreement. Pursuant to the Make Good Escrow Agreement, the Pledgor established an escrow account and delivered to STC certificates evidencing 1,669,398 shares of the Company’s common stock held by the Pledgor (the " Make Good Shares ") along with blank stock powers, to be held for the benefit of the investors. The Pledgor agreed that if the after tax net income (the " ATNI ") for the Company’s 2008 fiscal year is less than $10,000,000 or the ATNI for the Company’s 2009 fiscal year is less than $14,000,000 (after the exclusion of certain items from the calculation), then, in each case, the Pledgor will transfer to the investors, on a pro rata basis, 50% of the Make Good Shares within 10 business days after the Company’s annual report on Form 10-K is filed for the respective fiscal year. In such event, the Pledgor’s obligation to transfer the Make Good Shares continues to apply to each of the investors, even if an investor has transferred or sold all or any portion of its securities, and each of the investors shall have the right to assign its rights to receive a pro rata portion of the Make Good Shares in conjunction with negotiated sales or transfers of any of its securities. If the ATNI for the Company’s 2008 fiscal year is no less than $10,000,000 (after the exclusion of certain items from the calculation), 50% of the Make Good Shares will be released to the Pledgor. If the ATNI for the Company’s 2009 fiscal year is no less than $14,000,000 (after the exclusion of certain items from the calculation), then the remaining 50% of the Make Good Shares will be released to the Pledgor. The parties also agreed that for purposes of determining the ATNI under the Securities Purchase Agreement, the release of the Make Good Shares to the Investors or the Pledgor as a result of the operation of the Make Good Agreement shall not be deemed to be an expense, charge, or other deduction from revenues even though GAAP may require contrary treatment. The Make Good Escrow Agreement will terminate upon the distribution of all the Make Good Shares. As we did not meet the ATNI for 2008, 834,699 shares will be released to the investors on a pro rata basis.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2008 and 2007, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in U.S. dollars.

Allowance for doubtful accounts

We established an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance. We consider the historical level of credit losses and apply percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, we established a general provisioning policy to make allowance equivalent to 10% of gross amount of trade receivables and other receivables due over 6-12 months, 25% gross amount of trade receivables and other receivables due over 1-2 years and 50% of gross amount of trade receivables and other receivables due over 2-3 years and 100% of gross amount of trade receivables and other receivables due over 3 years. Additional specific provision is made against trade receivables aged less than 6 months to the extent which they are considered to be doubtful.

Bad debts are written off when identified. We extend unsecured credit to customers ranging from three to six months in the normal course of business. We do not accrue interest on trade receivables.

After we announced suspension of production, management increased provision for doubtful debts to $7.2 million, compared to $494,384 in 2007.

Historically, losses from uncollectible accounts did not significantly deviate from the general allowance estimated by us and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and we consider that the aforementioned general provisioning policy is adequate and not too excessive and do not expect to change this established policy in the near future.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes. We estimate the demand requirements based on market conditions, forecasts prepared by our customers, sales contracts and orders in hand. In addition, we estimate net realizable value based on intended use, current market value and inventory ageing analyses. We write down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, we established a general provision to make a 50% provision for inventories aged over 1 year. As of December 31, 2008 and 2007, no general provision for inventories was made. Historically, the actual net realizable value is close to our estimation.

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

The Company’s long-lived assets include property, plant and equipment, construction in progress, land use right and goodwill. These assets were reviewed for impairment whenever events or circumstances indicate that their carrying values may not be recoverable.

The following are examples of such events or changes in circumstances:

  An adverse change in the business climate or market price of a long-lived assets;

  An adverse change in the extent or manner in which a long-lived assets is used or in its physical condition; or

  Current operating losses for long-lived assets or projected or forecasted losses that demonstrate that the losses will be continuing.

For the fiscal reporting period, an impairment loss of property, plant and equipment was recognized due to the recoverable value was less than its carrying value.

As of December 31, 2008, goodwill was evaluated for impairment in connection with the Company’s annual assessment. As a result of this assessment by the management, goodwill was fully impaired resulting in a non-cash charge to earnings of $393,831 due to the operations of the production lines and all manufacturing of the float glass products of Fuxin Hengrui were suspended since January 2009.

Revenue recognition

Revenue from sales of our products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery, the sales price is fixed or determinable and collection is reasonably assured.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. We maintain our financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, our financial statements which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2008 and 2007 were RMB1 for $0.1467 and $0.1371 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 161 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Non controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company's financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Lihui Song, and Chief Financial Officer, Ms. Hong Tan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on our assessment, Mr. Song and Ms. Tan determined that, as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lihui Song	46	Chairman, Chief Executive Officer and President
Hong Tan	38	Chief Financial Officer, Treasurer, Secretary and Director
Fuyi Zhao	58	Director
Guangli Yang	51	Director
He Li	30	Director

Lihui Song. Mr. Song has been our Chief Executive Officer, President and Chairman of our board since March 31, 2008. From 2004 to July 2007, Mr. Song served as the Chairman of Fuxin Hengrui. Since December 28, 2005, he has served as the Chief Executive Officer at Fuxin Hengrui. In 2006, he was the Chairman and CEO of Hong Kong Dollar Come. In 2002, he established Fuxin Guangya High Technology Co. Ltd, the predecessor of Fuxin Hengrui, and served as its Chairman and General Manager. During his tenure, Mr. Song established a 500-ton float glass production line with an investment of RMB230 million. From 1984 to 2002, Mr. Song was working for Fuxin Glass Company as assistant engineer, engineer, senior engineer, deputy manager, and manager. He was named “Young Expert Contributing to Local Development” by Fuxin City. Mr. Song earned his Bachelor’s Degree in silicate material from Liaoning Light Industry Institute in 1984.

Hong Tan. Ms. Tang has been our Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors since February 24, 2009. Ms. Tang has served as the director of Win-Win Global Investments, Inc. since June 2006. Prior joining Win-Win Global Investments, Inc., she was the financial director of Fuxin Zhixin Technology Co., Ltd. from 2002 to 2006. She has a Bachelor’s Degree in accounting and attended the accounting training program at Qinghua University from 2004 to 2006.

Guangli Yang. Ms. Yang has been a member of our Board of Directors since February 24, 2009. Ms. Yang has over 25 years of accounting, auditing and consulting experience. She has served as the business director of Liaoning Boyuqi Accounting Firm since 2007 and the Vice President of Finance of Jinzhou Hengda International Logistics Development Co., Ltd. since 2008. Prior to joining Liaoning Boyuqi Accounting Firm, Ms. Yang worked as the director of the auditing department of Jinzhou Chengxin Accounting Firm from 1995 to 2007. Ms. Yang has a Bachelor’s Degree in economics.

Fuyi Zhao. Mr. Zhao has been a member of our Board of Directors since February 24, 2009. Mr. Zhao is the secretary general of the Building Material Industry Association of Liaoning Province. He served as the general manager of Shenyang Xingguang Cement Company from 1999 to 2008. Mr. Zhao has extensive management and sales experience in the building material area and holds a Master’s Degree in business management.

He Li. Ms. Li has been a member of our Board of Directors since February 24, 2009. Ms. Li has severed as the chairperson and general manager of JJLC Pty Ltd. since 2006 and the customer consultant of ANZ Bank since 2007. She also served as the marketing director of Salvatore Farragamo and Aunew Group in 2008. Ms. Li holds a Bachelor’s Degree in financing.

Except as noted above, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at the direction of, any other person. Directors are elected until their successors are duly elected and qualified.

Family Relationships

Ms. Hong Tan is the sister-in-law of Mr. Lihui Song, our Chairman, Chief Executive Officer and President. There are no family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC, we believe that the required reports were filed on time in fiscal year 2008.

Code of Ethics

We have not adopted a code ethics. However, we intend to adopt a code of ethics in the future. We envision that the code of ethics will apply to all of our employees, officers and directors.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors established an audit committee on March 3, 2009 and appointed Mr. Fuyi Zhao, Ms. Guangli Yang and Ms. He Li to serve as members of the committee, each of whom our board determined to be “independent” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. Ms. Yang was appointed as the Chair of the audit committee.

Our audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. Our audit committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions;

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our audit committee charter;

  meeting separately and periodically with management and our internal and independent auditors;

  reporting regularly to the full board of directors; and

  such other matters that are specifically delegated to our audit committee by our board of directors from time to time.

Our board of directors has determined that Ms. Yang possesses the accounting or related financial management experience that qualifies her as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that she is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table – 2008 and 2007

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	All Other	Total
		($)	($)	Compensation	($)
				($)
Lihui Song,	2008	45,050	0	0	45,050
Chairman, President and CEO (1)	2007	50,767	0	0	50,767
Timothy P. Halter,	2008	0	0	0	0
Former Chief Executive Officer (2)	2007	0	0	0	0

(1)

On March 31, 2008, we acquired Dollar Come in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Song became our Chairman, Chief Executive Officer and President. Prior to the effective date of the reverse acquisition, Mr. Song was the Chief Executive Officer of Fuxin Hengrui. The annual, long term and other compensation shown in this table include the amount Mr. Song received from Fuxin Hengrui prior to the consummation of the reverse acquisition.

(2)

Timothy P. Halter tendered his resignation to our Company upon the closing of the reverse acquisition on March 31, 2008. His resignation from all offices he held with us became effective on March 31, 2008 and his resignation from his position as our director became effective on April 19, 2008.

Employment Agreements

Our subsidiary Fuxin Hengrui has entered into an employment agreement with Mr. Lihui Song, our Chairman, Chief Executive Officer and President, which became effective as of December 28, 2005. Pursuant to the terms of the employment agreement, Fuxin Hengrui agreed to pay Mr. Song an annual salary of RMB360,000 (approximately US$60,000) as consideration for his services as Chief Executive Officer of Fuxin Hengrui. The initial term of the employment agreement is for two (2) years. Fuxin Hengrui also agreed to provide Mr. Song with free lodging and other related fringe benefits (not including meals) and a company car and agreed to reimburse 70% of Mr. Song’s medical expenses. The employment agreement also contains customary non-competition and confidentiality provisions.

On March 3, 2009, we entered into an employment agreement with our Chief Financial Officer, Ms. Hong Tan. Pursuant to the employment agreement, we agreed to pay Ms. Tan an annual salary of RMB 200,000 (approximately US$33,333) and she will be eligible for performance based bonuses as determined in the sole discretion of the Company’s Board of Directors. The term of the employment agreement is for two (2) years. The employment agreement also contains customary non-solicitation, non-competition and confidentiality provisions.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2008.

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ending December 31, 2008:

Name	Fees	Stock	Option	Non-Equity	Nonqualified	All Other	Total
	earned or	Awards	Awards	Incentive	Deferred	Compensation	($)
	paid in	($)	($)	Plan	Compensation	($)
	cash			Compensation	Earnings
				($)	($)
Fuyi Zhao	0	0	0	0	0	0	0
Guangli Yang	0	0	0	0	0	0	0
He Li	0	0	0	0	0	0	0

On February 24, 2009, we entered into independent director agreements with Mr. Fuyi Zhao, Ms. Guangli Yang and Ms. He Li. Under the terms of the independent director agreements, we agreed to pay Mr. Zhao an annual fee of RMB 20,000 (approximately $3,333), Ms. Yang an annual fee of RMB 25,000 (approximately $4,167) and Ms. Li an annual fee of RMB 20,000 (approximately $3,333), as compensation for the services to be provided by them as independent directors. In addition, we agreed to reimburse the directors for pre-approved reasonable business related expenses incurred in good faith in the performance of their duties for the Company. The independent director agreements also contain customary non-competition and confidentiality provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2009, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 123 Chuangye Road, Haizhou District, Fuxin City, Liaoning Province, People’s Republic of China.

Name & Address of Beneficial	Office, If Any	Amount and Nature	Percent of Class(2)
Owner		of Beneficial
		Ownership(1)
Officers and Directors
Lihui Song (3)	Chairman, CEO and President	15,438,612	53.9%
Hong Tan	CFO and Director	1,425,103	5.0%
Fuyi Zhao	Director	0	*
Guangli Yang	Director	0	*
He Li	Director	0	*
All officers and directors as a group (5 persons named above)		16,863,715	58.9%
5% Security Holders
Money Victory Limited		15,438,612	53.9%
Lin Tan (4)		15,438,612	53.9%
Lihui Song (3)		15,438,612	53.9%
Win-Win Global Investments Inc.		7,125,513	24.9%
Yan Tan (5)		5,700,410	19.9%
Hong Tan (6)		1,425,103	5.0%
*Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

As of March 31, 2009, a total of 28,623,996 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 15,438,612 shares held by Money Victory Limited, a BVI company, of which Mr. Song’s wife, Lin Tan, is a 77.51% owner. Mr. Song disclaims his beneficial ownership of shares of our common stock held by Money Victory Limited except to the extent of his pecuniary interest therein..

(4)

Includes 15,438,612 shares held by Money Victory Limited, a BVI company, of which Ms. Lin Tan is a 77.51% owner. Ms. Tan disclaims her beneficial ownership of shares of our common stock held by Money Victory Limited except to the extent of her pecuniary interest therein. Ms. Lin Tan is the sister of Ms. Hong Tan, our CFO, and Ms. Yan Tan.

(5)	Includes 5,700,410 shares held by Win-Win Global Investments Inc., a BVI company, for which Ms. Yan Tan is deemed to be the 80% beneficial owner.

(6)	Includes 1,425,103 shares held by Win-Win Global Investments Inc., a BVI company, for which Ms. Hong Tan is deemed to be the 20% beneficial owner.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2007 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved that exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On May 6, 2008, our subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceeds will be used as working capital.

On August 6, 2008, we advanced $1,108,343 to Ms. Lin Tan, the spouse of our Chairman, a sister of our CFO, and controlling shareholder of Money Victory Limited. As of December 31, 2008, Ms. Lin Tan owed us $1,108,343. During the fiscal year 2008, Ms. Lin Tan advanced $285,918 to us for the purpose of operating activities. As of December 31, 2008, we owed Ms. Tan $285,918.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

The company is controlled by Money Victory Limited, a holding company that owns 53.9% of our outstanding common stock, and by Win-Win Global Investments Inc., a holding company that owns 24.9% of our outstanding common stock. Money Victory Limited is owned 77.51% by Ms. Lin Tan and Win-Win Global Investments Inc. is owned 20% by Ms. Hong Tan and 80% by Ms. Yan Tan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by PKF Hong Kong, Certified Public Accounts for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Audit Fees	$98,022	$31,600
Audit-Related Fees	$34,596	$79,002
Tax Fees	$0	$0
All Other Fees	$0	$0
TOTAL	$132,618	$110,602

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by PKF Hong Kong, Certified Public Accounts for our financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.
2.1	Share Exchange Agreement, dated March 31, 2008, by and among the registrant, Dollar Come and its shareholders (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on March 31, 2008).

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Schedule 14C Information filed on May 1, 2008).
3.2	Amended and Restated Bylaws of the registrant adopted on April 21, 2008 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on April 25, 2008).
10.1	Securities Purchase Agreement, dated July 24, 2008 by and among the registrant, Dollar Come Investments Limited, Fuxin Hengrui Technology Co., Ltd. and the investors listed therein (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 25, 2008).
10.2	Registration Rights Agreement, dated July 24, 2008 by and among registrant and the investors signatory thereto ( incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 25, 2008).
10.3	Cash Escrow Agreement, dated July 24, 2008 by and among the registrant, Roth Capital Partners, LLC and Securities Transfer Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on July 25, 2008).
10.4	Holdback Escrow Agreement, dated July 24, 2008 by and among the registrant, the investors listed therein and Securities Transfer Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on July 25, 2008).
10.5	Make Good Escrow Agreement, dated July 24, 2008 by and among the registrant, Win-Win Global Investments Inc. and Tri-State Title & Escrow, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on July 25, 2008).
10.6	Form of Lockup Agreement, dated July 24, 2008 by and between the registrant and the stockholders listed therein (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on July 25, 2008).
10.7	Industrial Products Purchase Agreement between Tangshan SanYou Chemical Industry, Inc. and Fuxin Hengrui Technology Co. Ltd., dated January 1, 2007 (English Translation) (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.8	Industrial and Mineral Products Purchase Agreement between Xinxing Material Sales agency of Fuxin Economic Development Zone and Fuxin Hengrui Technology Co. Ltd., dated July 14, 2007 (English Translation) (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.9	Industrial and Mineral Products Purchase Agreement between Panjin Yidong Petrochemical Co., Ltd and Fuxin Hengrui Technology Co. Ltd, dated on August 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.10	Sales Contract between Fuxin Hengrui Technology Co. Ltd. and Guangzhou Jingyao Glass Products Co. Ltd., dated March 9, 2007 (English Translation) (incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.11	Sales Contract between Fuxin Hengrui Technology Co. Ltd. and Fuxin Guangmingwuzi Co. Ltd., dated December 4, 2006 (English Translation) (incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.12	Debt Settlement Agreement between Fuxin Hengrui Technology Co. Ltd. and FuXin DongFang Glass Co., Ltd., dated June 30, 2006 (English Translation) (incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.13	Loan Agreement between Fuxin Hengrui Technology Co. Ltd. and China Construction Bank (Fuxin Branch), dated March 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 31, 2008).

10.14	Loan Agreement between Fuxin Hengrui Technology Co. Ltd. and Shanghai Pudong Development Bank (English Translation) (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.15	Loan Agreement between Fuxin Hengrui Technology Co. Ltd. and China CITIC Bank ShenYang Branch, dated November 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.16	Loan Agreement between Dollar Come Investments Limited and Lin Tan, dated May 6, 2008 (English Translation) (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 8, 2008).
10.17	License Agreement between Fuxin Hengrui Tianyuan New Energy Co., Ltd. and Fuxin Hengrui Technology Co. Ltd., dated August 27, 2008 (English Translation) (incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-1 filed on August 29, 2008).
10.18	Lease Agreement between Fuxin Xianheng Float Glass Co. Ltd. and Trustee in Bankruptcy of Fuxin Guangya Flat Glass Co., Ltd, dated August 25, 2004 (English Translation) (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.19	Employment Agreement between Fuxin Hengrui Technology Co. Ltd. and Lihui Song (English Translation) (incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on March 31, 2008).
10.20	Employment Agreement, dated March 3, 2009, between Golden Elephant Glass Technology, Inc. and Hong Tan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2009).
10.21	Golden Elephant Glass Technology, Inc. Independent Director’s Contract, dated as of February 24, 2009, by and between Golden Elephant Glass Technology, Inc. and Fuyi Zhao (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 24, 2009).
10.22	Golden Elephant Glass Technology, Inc. Independent Director’s Contract, dated as of February 24, 2009, by and between Golden Elephant Glass Technology, Inc. and Guangli Yang (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 24, 2009).
10.23	Golden Elephant Glass Technology, Inc. Independent Director’s Contract, dated as of February 24, 2009, by and between Golden Elephant Glass Technology, Inc. and He Li (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 24, 2009).
10.24	Indemnification Agreement, dated as of February 24, 2009, by and between Golden Elephant Glass Technology, Inc. and Fuyi Zhao (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 24, 2009).
10.25	Indemnification Agreement, dated as of February 24, 2009, by and between Golden Elephant Glass Technology, Inc. and Guangli Yang (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 24, 2009).
10.26	Indemnification Agreement, dated as of February 24, 2009, by and between Golden Elephant Glass Technology, Inc. and He Li (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 24, 2009).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the registrant’s registration statement on Form S-1 filed on August 29, 2008).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

Golden Elephant Glass Technology, Inc.

Consolidated Financial Statements
(Stated in US dollars)

Golden Elephant Glass Technology, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Operations and Comprehensive (Loss) Income	F-2
Consolidated Balance Sheets	F-3 - F-4
Consolidated Statements of Cash Flows	F-5 - F-6
Consolidated Statements of Stockholders’ Equity	F-7
Notes to Consolidated Financial Statements	F-8 - F-35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden Elephant Glass Technology, Inc.

We have audited the accompanying consolidated balance sheets of Golden Elephant Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3(i) to the consolidated financial statements, the Company incurred a net loss for the year ended December 31, 2008 and had net current liabilities and accumulated (deficit) as of December 31, 2008. In addition, due to deteriorating global economic environment and shrinking gross profit margin of float glass, the Company is implementing a maintenance program for the upgrades of float glass production lines, of which the operations are suspended during the maintenance period. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The management believes that the suspension of production lines during deteriorating global economic environment provides an opportunity to mitigate the negative economic impact to the Company and the upgrades are expected to improve the profitability in the future. However, the Company has no assurance with respect to the maintenance program. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF
Certified Public Accountants
Hong Kong, China
April 15, 2009

Golden Elephant Glass Technology, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Stated in US Dollars)

	Year ended December 31,
	2008	2007

Sales revenues	$60,723,960	$48,128,961
Cost of sales	49,893,845	36,756,818
Gross profit	10,830,115	11,372,143
Other operating income
Decrease in provision for doubtful debts	-	182,844
Gain on disposal of a subsidiary - Note 4(b)	508,981	-
Total other operating income	508,981	182,844
Operating expenses
Administrative expenses	1,933,266	1,587,733
Research and development expenses	1,761,554	860,200
Selling expenses	205,955	681,689
Increase in provision for doubtful debts	6,687,230	-
Impairment of property, plant and equipment - Note 14	2,757,229	53,891
Impairment of goodwill	393,831	-
	13,739,065	3,183,513
(Loss)/income from operations	(2,399,969)	8,371,474
Interest income	46,968	15,061
Other income	90,425	181,331
Government grants - Note 5	17,021	89,536
Finance costs - Note 6	(1,423,272)	(1,174,151)
Equity in net loss of an unconsolidated affiliate	-	(43,946)
(Loss)/income before income taxes and minority interests	(3,668,827)	7,439,305
Income taxes - Note 7	(85,068)	(580,145)
Minority interests	4,994	-
Net (loss)/income	$(3,748,901)	$6,859,160
Other comprehensive income
Foreign currency translation adjustments	1,054,913	670,476
Comprehensive (loss)/income	$(2,693,988)	$7,529,636
(Loss)/earnings per share (Note 8) - Basic	$(0.14)	$0.29
- Diluted	$(0.14)	$0.29
Weighted average number of shares outstanding (Note 8) :-
- Basic	26,263,342	23,751,710
- Diluted	26,294,577	23,751,710

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$141,419	$62,660
Restricted cash - Note 9	733,500	1,275,030
Trade receivables, net - Note 10	7,893,130	5,749,984
Other receivables, net - Note 11	2,371,514	1,368,913
Prepayments - Note 12	4,291,918	1,794,416
Inventories - Note 13	4,367,298	4,955,896
Amount due from a related party - Note 21	1,108,343	2,027,046
Amount due from an unconsolidated affiliate - Note 20	-	878,261
Deferred taxes - Note 7	24,939	132,030
Total current assets	20,932,061	18,244,236
Investment in an unconsolidated affiliate - Note 5	-	55,105
Property, plant and equipment, net - Note 14	24,485,104	27,408,880
Land use right - Note 15	2,813,236	2,930,020
Goodwill	-	393,831
Deferred taxes - Note 7	290,009	177,459
TOTAL ASSETS	$48,520,410	$49,209,531

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Trade payables - Note 9	$11,116,809	$7,819,249
Bills payable - Note 9	1,467,000	3,331,530
Other payables and accrued expenses - Note 17	6,164,252	2,587,382
Sales receipt in advance - Note 18	501,397	6,210,016
Dividend payable - Note 19	-	630,660
Income tax payable	70,361	547,656
Amount due to a director - Note 20	37,527	995,400
Amount due to a related party - Note 21	285,918	-
Secured short-term bank loans - Note 22	12,808,964	14,589,359
Loan from Madam Tan - Note 23	1,740,000	-
TOTAL LIABILITIES	34,192,228	36,711,252
COMMITMENTS AND CONTINGENCIES - Note 24
STOCKHOLDERS’ EQUITY
Preferred stock : par value $0.01 per share Authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock : par value $0.01 per share Authorized 150,000,000 shares in 2008 and 2007; issued and outstanding 28,623,996 shares in 2008 and 23,751,710 shares in 2007 - Note 25	286,240	237,517
Additional paid-in capital - Note 25	12,001,927	7,513,186
Statutory reserves - Note 26	714,013	665,617
Accumulated other comprehensive income	2,131,248	1,076,335
Accumulated (deficit)/retained earnings	(805,246)	3,005,624
TOTAL STOCKHOLDERS’ EQUITY	14,328,182	12,498,279
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,520,410	$49,209,531

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2008	2007

Cash flows from operating activities
Net (loss)/income	$(3,748,901)	$6,859,160
Adjustments to reconcile net (loss) income to net cash flows (used in)/provided by operating activities :-
Depreciation	2,906,565	2,798,954
Amortization of land use right	61,854	60,379
Share of result of unconsolidated affiliate	-	43,946
Gain on disposal of a subsidiary	(508,981)	-
Impairment of property, plant and equipment	2,757,229	53,891
Impairment of goodwill	393,831	-
Provision for/(recovery of) doubtful debts	6,687,230	(182,844)
Deferred taxes	15,930	81,203
Minority interests	(4,994)	-
Changes in operating assets and liabilities :-
Restricted cash	629,478	(763,382)
Trade receivables	(8,826,699)	(3,979,926)
Other receivables	(142,171)	2,625,497
Prepayments	(2,272,606)	(1,270,163)
Inventories	923,883	1,051,080
Trade payables	2,724,578	(399,993)
Bills payable	(2,093,377)	2,738,736
Other payables and accrued expenses	4,418,156	(8,151,596)
Sales receipt in advance	(6,076,825)	(1,818,660)
Amount due to a director	36,615	874,075
Amount due from an unconsolidated affiliate	-	(226,255)
Income tax payable	(511,770)	498,942
Net cash flows (used in)/provided by operating activities	(2,630,975)	893,044

Cash flows from investing activities
Advances to related parties	(2,831,035)	(650,348)
Payments to acquire property, plant and equipment	(2,317,527)	(37,508)
Payment for construction in progress	(35,938)	-
Proceeds from disposal of property, plant and equipment	1,417,279	263
Proceeds from disposal of land use right	246,759	-
Cash outflow from acquisition of 10.85% equity interest of Fuxin Hengrui	-	(995,400)
Net cash outflow from acquisition of 35% equity interest of Tianyuan - Note 4(a)	(135,594)	-
Net cash outflow from disposal of 70% equity interest of Tianyuan - Note 4(b)	(163)	-
Cash inflow from RTO	464	-
Net cash flows used in investing activities	$(3,655,755)	$(1,682,993)

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2008	2007

Cash flows from financing activities
Amount due to a related party	$202,839	$-
Dividend paid to former stockholders of Fuxin Hengrui	(642,942)	(579,348)
Proceeds from loan from Madam Tan	5,000,000	-
Proceeds from bank loans	13,952,003	15,347,982
Repayment of bank loans	(16,678,200)	(14,462,135)
Proceeds from issuance of shares in connection with the private placement	4,524,963	-
Net proceeds from issuance of shares	-	99

Net cash flows provided by financing activities	6,358,663	306,598
Effect of foreign currency translation on cash and cash equivalents	6,826	16,803
Net increase/(decrease) in cash and cash equivalents	78,759	(466,548)
Cash and cash equivalents - beginning of year	62,660	529,208
Cash and cash equivalents - end of year	$141,419	$62,660
Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$1,040,786	$1,259,716
Income taxes	$582,809	$-
Non-cash financing activities
Consideration of disposal of a subsidiary offset by other payable - Note 4(b)	$709,200	$-
Part of loan from Madam Tan offset by advances to related parties - Note 23	$3,260,000	$-

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

	Common stock		Additional paid-in capital	Statutory reserves (Note 26)	Accumulated other comprehensive income	Retained earnings/ accumulated (deficit)	Total
	No. of shares	Amount

Balance, January 1, 2007	23,751,710	$237,517	$7,513,186	$79,446	$405,859	$(3,267,365)	$4,968,643
Net income	-	-	-	-	-	6,859,160	6,859,160
Foreign currency translation adjustments	-	-	-	-	670,476	-	670,476
Appropriation to reserves	-	-	-	586,171	-	(586,171)	-
Balance, December 31, 2007	23,751,710	237,517	7,513,186	665,617	1,076,335	3,005,624	12,498,279
Recapitalization	1,250,090	12,501	-	-	-	(13,573)	(1,072)
Shares issued for proceeds of $5.07 million	3,338,790	33,388	5,041,575	-	-	-	5,074,963
Cost of raising capital	-	-	(2,503,383)	-	-	-	(2,503,383)
Warrants issued in connection with private placement - Note 30	-	-	252,947	-	-	-	252,947
Shares issued in connection with private placement - Note 25(d)	283,406	2,834	1,697,602	-	-	-	1,700,436
Net loss	-	-	-	-	-	(3,748,901)	(3,748,901)
Foreign currency translation adjustments	-	-	-	-	1,054,913	-	1,054,913
Appropriation to reserves	-	-	-	48,396	-	(48,396)	-
Balance, December 31, 2008	28,623,996	$286,240	$12,001,927	$714,013	$2,131,248	$(805,246)	$14,328,182

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information

Golden Elephant Glass Technology, Inc. (the “Company”), formerly known as Nevstar Corporation, was incorporated in the State of Nevada on December 2, 1993. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Pursuant to the Share Exchange Agreement dated March 31, 2008, the Company acquired 100% ownership interest in Dollar Come Investments Limited (“Dollar Come”), a limited company incorporated in the British Virgin Islands on February 12, 2004 with authorized common stock of $50,000 divided into 50,000 ordinary shares of $1 each, at a consideration for the issuance of the Company’s 23,751,710 new shares to the former stockholders of Dollar Come (“Dollar Come Former Stockholders”).

The aforesaid transaction was completed on March 31, 2008 and thereafter Dollar Come became a wholly owned subsidiary of the Company and Dollar Come Former Stockholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction (“RTO”).

On March 31, 2008, the Company's board of directors approved a change in the Company's fiscal year end from June 30 to December 31, subject to approval of an amendment of the Company's Amended and Restated Bylaws, in connection with the RTO.

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
Notes to Consolidated Financial Statements
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

On May 17, 2006, Fuxin Hengrui together with, Madam Lin Tan (“Madam Tan”), one of the directors of Fuxin Hengrui established Tianyuan in the PRC with registered capital of $1,251,000 (RMB10 million, which are not dividend into shares). On May 16, 2006, according to the payment schedule, Fuxin Hengrui contributed $131,355 to its registered capital representing 35% equity interest. Pursuant to a special resolution passed on October 12, 2007, the registered capital of Tianyuan was reduced from $1,251,000 to $375,000 which was effective from January 16, 2008. On January 16, 2008, Fuxin Hengrui further acquired 35% equity interest in Tianyuan from Madam Tan at a total consideration of $143,955, and thereafter, Tianyuan become a subsidiary of the Company. Tianyuan is principally engaged in manufacturing of coal water mixture to assess energy alternative for industrial boiler. On May 17, 2008, Fuxin Hengrui disposed of its 70% equity interest in Tianyuan to a third party at a total consideration of $709,200 (RMB5,000,000).

More details and accounting treatment on investment in Tianyuan are set out in Notes 4.

2.	Description of business

Following the RTO as detailed in note 1 and 3(ii), the Company commenced to be engaged in the manufacture and distribution of float glasses in the PRC. The Company’s product offerings include float glass, ultra-clear glass, colored flat glass and high grade, glass processed products such as mirrors, tempered glass, insulated glass, etc., and marketed primarily under the “Golden Elephant” brand name. The major target markets of the Company’s products are the PRC.

The raw materials used in production are mainly divided into four groups, soda ash, heavy oils, silica sand and dolomite, which are primary sourced from suppliers located in the PRC. The production facilities of the Company are located in Liuling Province of the PRC.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation

	(i)	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company incurred a net loss of $3,748,901 for the year ended December 31, 2008 and had net current liabilities of $13,260,167 and accumulated losses of $805,246 as of December 31, 2008. In addition, due to deteriorating global economic environment and shrinking gross profit margin of float glass, the management decided to implement a maintenance program for both 300 tons and 500 tons float glass production lines in late November 2008 and January 2009 respectively. During the maintenance period, all operations of the production lines and all manufacturing of the float glass products are suspended. Referring to the above factors, doubt may be raised to the Company’s ability to continue as a going concern.

The management believes that the suspension of production lines during deteriorating global economic environment provides an opportunity to mitigate the negative economic impact to the Company. Other than the routine maintenance, the Company’s maintenance program also involves upgrades to its production lines for producing higher end products for improving the profitability in the future. However, the Company has no assurance with respect to the maintenance program. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	(ii)	Reverse Takeover Transaction

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Dollar Come become the historical financial statements of the Company, with no adjustment to the carrying values of the assets and liabilities. The 1,250,090 common shares of the Company outstanding prior to the RTO are accounted for at $(1,072) of net book value at the time of the RTO. The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the first period presented.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Acquisition and disposal

(a)

On January 16, 2008, in order to smooth the supply of raw materials, the Company acquired 35% equity interest in Tianyuan at a consideration of $143,955 on January 16, 2008. Tianyuan is principally engaged in manufacturing of coal water mixture to assess energy alternative for industrial boiler. The following table summarized the allocation of the purchase price reflecting the amounts assigned to Tianyuan’s each major class of assets acquired and liabilities assumed at the date of acquisition :-

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

The Company, with advice from an independent appraiser, has identified all assets acquired (including intangible assets which meets either the separability criterion or the contractual-legal criterion in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141R para. 3k) as of the date of acquisition with a conclusion that there were no other significant identifiable intangible assets (such as trademark, patents and favorable or unfavorable lease arrangements) noted as operating history of Tianyuan is limited.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Acquisition and disposal (Con’t)

The following unaudited pro forma financial information presents the combined results of the Company with the operations of Tianyuan for three months ended March 31, 2008 as if the acquisition had occurred as of January 1, 2008 :-

	Three months ended March 31, (Unaudited)

	2008	2007

Revenue	$11,825,710	$9,448,726
Net income (loss)	$1,981,072	$(393,606)
Earnings (loss) per share: basic and diluted	$0.08	$(0.02)

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

(b)

According to the share transfer agreement signed between Fuxin Hengrui and a third party, Fuxin Hengrui disposed of its 70% equity interest in Tianyuan to a third party at a total consideration of $709,200 (RMB5,000,000). The disposal was completed on May 17, 2008.

The assets and liabilities arising from the disposal as of May 17, 2008 were as follows :-

Property, plant and equipment	$468,371
Construction in progress	113,626
Inventories	714,379
Other receivables, deposits and prepayments	734,812
Cash and cash equivalents	163
Trade payables	(37,053)
Other payables and accruals	(546,570)
Amount due to a director	(245,616)
Amount due to a shareholder	(974,708)
Unsecured short-term loans	(57,120)
Minority interests	(51,085)
Net assets disposed	119,199
Release of goodwill	81,020
Gain on disposal of a subsidiary	508,981
Consideration	$709,200
Satisfied by :-
Non cash transaction arising from disposal :-
Consideration offset by other payable	$709,200
Net cash outflow on disposal of Tianyuan	$(163)

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of subsidiary acquired or disposed of during the years are included in the consolidated statements of operations and comprehensive (loss) income from the effective date of acquisition or up to the date of disposal.

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

Minority interests

Minority interests resulted from the consolidation of 70% owned subsidiary, Tianyuan, where the Company has control over its operation before its disposal.

Investment in an unconsolidated affiliate

The Company accounted for the 35% investment in Tianyuan (an investment in which the Company exercised significant influence but did not control until January 16, 2008) using the equity method, under which the share of Tianyuan’s net income was recognized in the period in which it is earned by Tianyuan.

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

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of December 31, 2008 and 2007, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables.

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Year ended December 31,
	2008	2007

Company A	$6,856,951	$-
Company B	-	7,323,980
	$6,856,951	$7,323,980

Details of customers for 10% or more of the Company’s trade receivables are :-

	As of December 31,
	2008	2007

Company A	$1,589,632	$-
Company B	-	1,006,486
Company C	-	2,167,932
Company D	1,172,836	-
Company E	1,431,077	-
Company F	2,100,565	-
Company G	964,541	-
	$7,258,651	$3,174,418

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2008 and 2007, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Restricted cash

Deposits in banks pledged as securities for bills payable (note 9) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

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

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The reserve requirements generally increase as the projected demand requirements, decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Inventories (Cont’d)

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general provision of 50% for inventories aged over 1 year. As of December 31, 2008 and 2007, no general provision for inventories were provided.

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

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

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

The Company’s long-lived assets include property, plant and equipment, construction in progress, land use right and goodwill. These assets were reviewed for impairment whenever events or circumstances indicate that their carrying values may not be recoverable.

The following are examples of such events or changes in circumstances:

An adverse change in the business climate or market price of a long-lived assets;
An adverse change in the extent or manner in which a long-lived assets is used or in its physical condition; or
Current operating losses for long-lived assets or projected or forecasted losses that demonstrate that the losses will be continuing.

For the fiscal reporting period, an impairment loss of property, plant and equipment was recognized due to the recoverable value was less than its carrying value.

As of December 31, 2008, goodwill was evaluated for impairment in connection with the Company’s annual assessment. As a result of this assessment by the management, goodwill was fully impaired resulting in a non-cash charge to earnings of $393,831 due to the operations of the production lines and all manufacturing of the float glass products of Fuxin Hengrui were suspended since January 2009.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer, the sales price is fixed or determinable and collection is reasonably assured.

Advertising and research and development expenses

Advertising, research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $nil and $4,894 for two years ended December 31, 2008 and 2007 respectively are included in selling expenses.

Research and development expenses consist primarily of remuneration for research and development staff and material costs for research and development.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Stock-based compensation

The Company adopted the provisions of SFAS No. 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.

Government grant

Government grant income represents the cash receipt from the relevant government authorities for technical development. Such government grant is unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Government grant is recognized as income at the time when the approval documents are obtained from the relevant government authorities and when they are received. The Company received such government grants of $17,021 and $89,536 for the years ended December 31, 2008 and 2007 respectively.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and less foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Foreign currency translation (Cont’d)

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2008 and 2007 were RMB1 for $0.1467 and $0.1371 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Fair value of financial instruments

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. Subsequently, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which SFAS No. 159 fair value option was not elected. As of December 31, 2008, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, trade, bills and other payables approximate their fair values due to the short-term maturity. The carrying amounts of secured short-term bank loans and loan from Madam Tan approximate their fair values because the applicable interest rates approximate current market rates.

Basic and diluted earnings (loss) per share

The Company reports basic earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. At December 31, 2008, the Company had outstanding warrants convertible into shares of common stock, which was used in the computation of diluted loss per share.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 161 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company's financial statements.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Finance costs

	Year ended December 31,
	2008	2007

Interest expenses	$1,369,173	$1,065,714
Bills discounting charges	46,312	6,887
Bank charges and net exchange loss	7,787	101,550
	$1,423,272	$1,174,151

7.	Income taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%. The Company has not provided deferred taxed on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI

Dollar Come was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the new enterprise income tax (“EIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally granted certain benefits or holiday by the relevant tax authority. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

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

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

7.	Income taxes (Cont’d)

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25%.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50% tax reduction for the three years thereafter.

As approved by the relevant PRC tax authority, Fuxin Hengrui and Xianheng was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Fuxin Hengrui commenced in 2004. Accordingly, Fuxin Hengrui is entitled to a 50% reduction on EIT tax rate of 12.5% for 2008 and will be subject to an EIT rate of 25% from 2009. Xianheng’s tax holiday commenced in 2008, therefore, Xianheng is exempted from EIT in 2008 and 2009 and will be subject to a reduced EIT rate of 12.5% from 2010 to 2012.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2008.

The components of the provision for income taxes from continuing operations are :-

	Year ended December 31,
	2008	2007

Current taxes - PRC	$69,138	$498,942
Deferred taxes - PRC	15,930	81,203
	$85,068	$580,145

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

7.	Income taxes (Cont’d)

The effective income tax expenses differs from the PRC statutory income tax rate of 25% and 33% for 2008 and 2007 respectively from continuing operations in the PRC as follows :-

	Year ended December 31,
	2008	2007

Provision for income taxes at statutory income tax rate	$(917,207)	$2,454,971
Non-deductible items for tax	2,752,770	236,535
Income not subject to tax	(380,738)	(581,252)
Tax holiday	(1,369,757)	(498,942)
Utilization of tax losses	-	(1,005,181)
Others	-	(25,986)
	$85,068	$580,145

During the two years ended December 31, 2008 and 2007, the aggregate amounts of benefit from tax holiday were $1,369,757 and $498,942 and the respective basic and diluted earnings per share effect were $0.052 and $0.021 respectively.

Deferred tax assets/(liabilities) as of December 31, 2008 and 2007 are composed of the following :-

	As of December 31,
	2008	2007

Current deferred tax assets :-
Allowance for doubtful debts	$-	$86,855
Accrued liabilities	24,939	45,175
	$24,939	$132,030

Non current deferred tax assets/(liabilities) :-
Depreciation of property, plant and equipment	$(112,101)	$(177,548)
Amortization of land use right	18,109	45,391
Deferred expenses	384,001	309,616
	$290,009	$177,459

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	(Loss)/earnings per share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the reporting periods :-

	Year ended December 31,
	2008	2007

Numerator :-
Net (loss)/income	$(3,748,901)	$6,859,160
Denominator
Weighted average common shares used to compute basic EPS	26,263,342	23,751,710
Dilutive potential from assumed exercise of warrants	31,235	-
Weighted average common shares used to compute diluted EPS	26,294,577	23,751,710
(Loss)/earnings per share - Basic	$(0.14)	$0.29
(Loss)/earnings per share - Diluted	$(0.14)	$0.29

The per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

9.	Restricted cash, bills and trade payables

	As of December 31,
	2008	2007

Bank deposits held as collateral for bills payable	$733,500	$1,275,030

The Company is requested by certain of its suppliers to settle by issuance of bills for which the banks add their undertakings to guarantee their settlement at maturity. These bills are interest-free with maturity of three to six months from date of issuance. As security for the banks’ undertakings, the Company is required to deposit with such banks equal to 30% to 100% of the bills amount at the time of issuance and pledge restricted cash and pay bank charges. These deposits will be used to settle the bills at maturity.

Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

10.	Trade receivables

	As of December 31,
	2008	2007

Trade receivables	$15,036,843	$5,777,661
Allowance for doubtful accounts	(7,143,713)	(27,677)
	$7,893,130	$5,749,984

An analysis of the allowance for doubtful accounts for the years ended December 31, 2008 and 2007 is as follows :-

	Year ended December 31,
	2008	2007

Balance at beginning of year	$27,677	$108,245
Addition/(reversal) of bad debt expense, net	7,101,743	(194,303)
Translation adjustments	14,293	113,735
Balance at end of year	$7,143,713	$27,677

11.	Other receivables

	As of December 31,
	2008	2007

Advances to third parties - Note 11(a)	$1,694,228	$896,601
Advance to staff	223,183	387,147
Other receivables	520,511	551,872
	2,437,922	1,835,620
Allowance for doubtful accounts	(66,408)	(466,707)
	$2,371,514	$1,368,913

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

11.	Other receivables (Con’t)

An analysis of the allowance for doubtful accounts for the years ended December 31, 2008 and 2007 is as follows :-

	Year ended December 31,
	2008	2007

Balance at beginning of year	$466,707	$425,254
(Reversal)/addition of bad debt expense, net	(414,513)	11,459
Translation adjustments	14,214	29,994
Balance at end of year	$66,408	$466,707

Note :-

(a) The amounts are interest-free, unsecured and repayable on demand.

12.	Prepayments

	As of December 31,
	2008	2007

Prepayment for raw materials	$2,856,226	$718,220
Prepayment for rental expenses	1,133,218	814,236
Prepayment for construction in progress	237,055	28,052
Prepayment for factory tools	43,699	34,973
Prepayment for utilities expenses	10,806	191,306
Prepayment for other expenses	10,914	7,629
	$4,291,918	$1,794,416

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Inventories

	As of December 31,
	2008	2007

Raw materials	$1,000,698	$871,549
Finished goods	3,325,595	4,046,025
Consumables	41,005	38,322
	$4,367,298	$4,955,896

No (recovery of)/provision for obsolete inventories were (credited)/charged to operations for two years ended December 31, 2008 and 2007.

As of December 31, 2008, finished goods with carrying value of $424,113 were pledged to the banks for the bank loans (Note 22(b)(i)) granted to the Company.

14.	Property, plant and equipment

	As of December 31,
	2008	2007
Costs :-
Buildings	$14,416,991	$14,478,246
Plant and machinery	22,112,758	18,901,987
Office equipment	127,656	112,554
Tools	187,331	175,071
Leasehold improvements	3,874,586	3,621,035
Motor vehicles	478,683	447,358
	41,198,005	37,736,251
Accumulated depreciation	(13,998,930)	(10,327,371)
Construction in progress - Note 14(ii)	43,258	53,891
Impairment loss	(2,757,229)	(53,891)
Net	$24,485,104	$27,408,880

An analysis of assets pledged to banks for banking facilities (Note 22(b)(ii)) is as follows :-

	As of December 31,
	2008	2007
Costs :-
Buildings	$10,228,227	$10,394,610
Plant and machinery	7,221,824	6,749,230
	17,450,051	17,143,840
Accumulated depreciation	(4,576,278)	(3,459,305)
Net	$12,873,773	$13,684,535

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14.	Property, plant and equipment (Con’t)

	(i)	During the reporting periods, depreciation is included in :-

	Year ended December 31,
	2008	2007

Cost of sales and overheads of inventories	$2,683,158	$2,634,180
Other	223,407	164,774
	$2,906,565	$2,798,954

During the two years ended December 31, 2008 and 2007, property, plant and equipment with carrying amount of $1,417,279 and $263 was disposed of at a total consideration of $1,417,279 and $263 respectively resulting in no gain or loss respectively.

	(ii)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s warehouses and factories.

The carrying amount of property, plant and equipment is not recoverable if the recorded value of the asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property, plant and equipment. In 2008, the Company’s business experienced downturns in the float glass markets, particularly in the fourth quarter of 2008. The decline in home and building construction, which negatively impacted this business and the extended recovery time forecasted in these markets, triggered an impairment.

In late January 2009, the Company decided to implement a maintenance program for 500 tons float glass production lines. During the maintenance period, all operations of the production lines and all manufacturing of the float glass products will be suspended. As a result and in connection with the Company’s annual test for impairment, the Company determined that the recoverable value of the Company’s property, plant and equipment was less than its carrying value in accordance with SFAS No. 144. Accordingly, the Company recorded an impairment loss of $2,757,229 for the fiscal reporting period.

15.	Land use right

	As of December 31,
	2008	2007

Right to use land	$3,116,313	$3,154,427
Accumulated amortization	(303,077)	(224,407)
	$2,813,236	$2,930,020

The Company obtained the right from the relevant PRC land authority for a period from November 20, 2002 to September 18, 2052 to use the lands on which the office premises, production facilities and warehouse of the Company are situated. This right was pledged to a bank for the bank loans granted to the Company (Note 22(b)(iii)).

During the two years ended December 31, 2008 and 2007, amortization amounted to $61,854 and $60,379 respectively.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

15.	Land use right (Con’t)

During the year ended December 31, 2008, land use right with carrying amount of $246,759 was disposed of at a total consideration of $246,759 resulting in no gain or loss.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year

2009	$61,854
2010	61,854
2011	61,854
2012	61,854
2013	61,854
$309,270

16.	Trademark

The Company currently owns a trademark, namely “Golden Elephant” which was registered in the PRC. The cost of application has been recognized as expenses when incurred.

17.	Other payables and accrued expenses

	As of December 31,
	2008	2007

Accrued audit fee	$99,756	$180,698
Payable for acquisition of property, plant and equipment	1,081,470	313,484
Accruals for factory construction	6,723	179,379
Loans from third parties - Note 17(a)	1,433,762	505,079
Accrued interest expenses	333,532	-
Accrued legal and professional fee	150,868	-
Other accrued expenses	543,667	602,197
Value added tax and other tax payable	2,079,783	692,533
Staff welfare payable - Note 17(b)	281,312	114,012
Other payables	153,379	-
	$6,164,252	$2,587,382

Notes :-

(a)	The amounts are interest-free, unsecured and repayable on demand.

(b)	Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

18.	Sales receipt in advance

The amount represents 100% sales deposit received from local customers.

19.	Dividend payable

The amount represents the dividend declared by the directors of Fuxin Hengrui and payable to the former stockholders of Fuxin Hengrui.

20.	Amount due from an unconsolidated affiliate / amount due to a director

The amounts are interest-free, unsecured and repayable on demand.

21.	Amount due from / to a related party

The amounts represent advance made to / loan from Madam Tan, who is a controlling shareholder of the Company’s holding company, are interest-free, unsecured and repayable on demand.

22.	Secured short-term bank loans

	As of December 31,
	2008	2007
Bank loans repayable as follows :-
Within 1 year - Note 22(a)	$12,808,964	$14,589,359

Notes :-

(a)

The weighted-average interest rate for short-term loans as of December 31, 2008 and 2007, were 8.3% and 7.89%, respectively.

As of December 31, 2008, the Company’s banking facilities were as follows :-

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	$12,808,964	$12,808,964	$-

(b)	The above banking facilities were secured by the following :-

	(i)	Finished goods with carrying value of $424,113 (Note 13);
	(ii)	Property, plant and equipment with carrying value of $12,873,773 (Note 14);
	(iii)	Land use right with carrying value of $2,813,236 (Note 15); and
	(iv)	Guarantee executed by Madam Tan and third parties.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Loan from Madam Tan

On May 6, 2008, Dollar Come entered into a loan agreement with Madam Tan to borrow $5,000,000 at the annual interest rate of 8%. The term of the agreement was not more than two years and the loan proceed was used as working capital of the Company. Pursuant to the agreement dated July 30, 2008, $3,260,000 unsecured loan was offset with advances made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both are wholly owned by Madam Tan.

24.	Commitments and contingencies

	a.	Capital commitment

As of December 31, 2008, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which contracted for but not provided in the financial statements.

	b.	Operating lease arrangement

As of December 31, 2008, the Company had one non-cancelable operating lease for its offices, factories and warehouses. The lease will expire in 2014 and the expected payments are as follows :-

Within one year	$440,100
Two to five years	1,760,400
After five years	293,400
$2,493,900

The rental expense relating to the operating leases was $432,398 and $395,010 for the two years ended December 31, 2008 and 2007 respectively.

c.	Environmental

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

The Company incurred normal routine pollutant discharge fees of $2,948 and $3,862 for the two years ended December 31, 2008 and 2007 respectively.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

25.	Common stock and additional paid-in capital

	Common stock
	Number of shares as adjusted for forward stock split	Amount	Additional paid-in capital

Balance, January 1, 2007, December 31, 2007 and January 1, 2008 - Note 25(a)	23,751,710	$237,517	$7,513,186
Recapitalization - Note 25(b)	1,250,090	12,501	-
Shares issued for proceeds of $5.07 million - Note 25(c)	3,338,790	33,388	5,041,575
Cost of raising capital	-	-	(2,503,383)
Warrants issued in connection with private placement - Note 30	-	-	252,947
Shares issued in connection with private placement - Note 25(d)	283,406	2,834	1,697,602
Balance, December 31, 2008	28,623,996	$286,240	$12,001,927

Notes :-

(a)

On March 31, 2008, the Company issued 23,751,710 new shares of common stock, par value $0.01 per share, to the stockholders of Dollar Come in exchange for 100% of the outstanding capital of Dollar Come to effect the RTO.

	(b)	The Company's issued and outstanding number of common stock immediately prior to the RTO is 1,250,090 shares are accounted for at $(1,072) of net book value at the time of the RTO.

	(c)	On July 24, 2008, the Company issued 3,338,790 new shares of common stock, par value $0.01 per share, to the investors for gross proceeds of $5.07 million in the private placement.

(d)

On August 29, 2008, the Company issued 283,406 new shares of common stock, par value $0.01 per share, to New Fortress Group Limited for the advisory and consulting services rendered by Haoaide Investment Advisory Co., Limited in connection with the private placement transaction described above.

26.	Statutory reserves

In accordance with the relevant laws and regulations of the PRC and articles of association of the Company, it is required to appropriate 10% of its net income, after offsetting any prior years’ losses, to the statutory reserve. When the balance of such reserve reaches 50% of the registered capital, any further appropriation is optional. Upon approval from the board of directors of the Company, the statutory reserve can be used to offset accumulated losses or to increase registered capital.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

27.

Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 24.4% of average salaries of latest fiscal year ended of Liuling Province Fuxin City to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $95,884 and $86,079 for the year ended December 31, 2008 and 2007, respectively.

28.

Segment information

The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under FAS 131, "Disclosures about Segments of an Enterprise and Related Information".

All of the Company’s long-lived assets are located in the PRC during the reporting periods. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Year ended December 31,
	2008	2007

PRC	$59,314,640	$45,422,716
Others	1,409,320	2,706,245
Total	$60,723,960	$48,128,961

29.	Related party transactions

Apart from the transactions as disclosed in notes 19, 20, 21, 22(b)(iv) and 23 to the financial statements, during the two years ended December 31, 2008 and 2007, the Company had the following transactions with Tianyuan :-

	Year ended December 31,
	2008	2007

Purchase of coal water mixture and heavy oil based on a pre-agreed basis by both parties	$37,020	$2,269,587
Rental income based on market value	$-	$39,501

During the two years ended December 31, 2008 and 2007, the Company had the following transaction with Madam Tan :-

	Year ended December 31,
	2008	2007

Interest expenses paid to Madam Tan	$150,055	$-

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

30.	Stock-based compensation

On July 24, 2008, the Company granted a warrant for the purchase of 166,940 shares of common stock with an exercise price of $1.824 to Roth Capital Partners, LLC for the services in connection with the private placement on the same date.

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of warrants gave consideration to historical exercises, post-vesting cancellations and the warrants’ contractual term. The risk-free rate for the expected term of the warrants is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value warrants granted during the year ended December 31, 2008 were as follows :-

Year ended
December 31,
2008

Risk free interest rate	2.92%
Expected volatility	214%
Expected life (years)	3

The grant-date fair value of a warrant granted is $1.5152 per share. The Company valued the options by Black-Scholes option-pricing model with the amount of $252,947, which recorded as cost of raising capital against additional paid-in capital.

31.	Make good escrow agreement

In connection with the 2008 private placement agreement, for the benefit of the investors, the Company’s shareholder Win-Win Global Investments, Inc. (“Win-Win Global”) has agreed to place into escrow an aggregate of 1,669,398 shares for investors of common stock owned by Win-Win Global (“Escrow Shares”). One-half of the Escrow Shares (“Potential 2008 Make Good Shares”) were pledged to secure the Company’s commitment to achieve the 2008 Guaranteed ATNI (as defined below) and one-half of the Escrow Shares (“Potential 2009 Make Good Shares”) were pledged to secure the Company’s commitment to achieve the 2009 Guaranteed ATNI (as defined below).

If the After-Tax Net Income (“ATNI”) for the fiscal year ended December 31, 2008 was less than $10,000,000, the first tranche 834,699 would be distributed to the investors for no additional consideration. If the ATNI for the fiscal year ending December 31, 2009 is less than $14,000,000, the second tranche 834,699 would be distributed to the investors for no consideration. Any shares not distributed to the investors would be released back to Win-Win Global. For the purpose of determining whether or not the ATNI threshold has been met, the return of any shares to Win-Win Global will not be deemed an expense to the Company.

The ATNI is $(3,748,901) for the fiscal year ended December 31, 2008 and thus the Company has not achieved the 2008 Guaranteed ATNI. The first tranche Escrow Shares 834,699 shares will be delivered to the investors.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

32.	Reclassification of certain items in the Consolidated Financial Statements

(a)

Decrease in provision for doubtful debts of $182,844 for the year ended December 31, 2007, which was originally presented after income from operations in the Consolidated Statements of Operations and Comprehensive (Loss) Income, was reclassified to present before income from operations.

(b)

The advances made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc. of $2,027,046 as of December 31, 2007, which were originally included in “Advances to third parties”, were reclassified to disclose separately as “Advances to related parties” under note 11 “Other receivables” to Consolidated Financial Statements.

(c)

The change of the advances to related parties - Fuxin Zhonglin Industry Limited and W.T. Construction Inc. of $650,348 for the year ended December 31, 2007, which were originally reflected in the movement of “Other receivables” under “Cash flows from operating activities”, was reclassified to reflect in the movement of “Advances to related parties” under “Cash flows from investing activities” to Consolidated Statements of Cash Flows.

(d)

The movement of restricted cash, which was originally reflected under “Cash flows from investing activities”, was reclassified to reflect under “Cash flows from operating activities” to Consolidated Statements of Cash Flows.

The reclassification of items (a) and (b) has no impact on the sales revenues, income from operations, net income and cash flows of the Company for the year ended December 31, 2007 and the total assets and total liabilities of the Company as of December 31, 2007.

The reclassification of item (c) and (d) has no impact on the sales revenues, income from operations and net income of the Company for the year ended December 31, 2007 and the total assets and total liabilities of the Company as of December 31, 2007 except the net cash flows provided by operating activities was changed from $1,006,078 to $893,044 and the net cash flows used in investing activities was changed from $1,796,027 to $1,682,993.

33.	Subsequent event

On March 3, 2009, the Company entered into an employment agreement with the Company’s Chief Financial Officer, Ms. Hong Tan. Pursuant to the employment agreement, the Company will pay Ms. Hong Tan an annual salary of RMB200,000 (approximately US$33,333) and she will be eligible for performance based bonuses as determined in the sole discretion of the Company’s Board of Directors. The term of the employment agreement is for two years. The employment agreement also contains customary non-solicitation, non-competition and confidentiality provisions.

SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2009
GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.

By: /s/ Lihui Song
Lihui Song
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lihui Song	Chairman, Chief Executive Officer and President	April 15, 2009
Lihui Song	(Principal Executive Officer)

/s/ Hong Tan	Chief Financial Officer, Treasurer, Secretary and Director	April 15, 2009
Hong Tan	(Principal Financial and Accounting Officer)

/s/ Fuyi Zhao	Director	April 15, 2009
Fuyi Zhao

/s/ Guangli Yang	Director	April 15, 2009
Guangli Yang

/s/ He Li	Director	April 15, 2009
He Li