Form 10-Q
period 2009-03-31
Golden Elephant Glass Technology, Inc.
filed 2009-05-15
CIK 1006384

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number: 000-21071

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.

 (Exact name of registrant as specified in its charter)

Nevada	88-0309578
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

 123 Chuangye Road, Haizhou District,

 Fuxin City, Liaoning
People's Republic of China, 123000

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

Yes ☒                         No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                        No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	[28,623,995]

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Financial Statements
For the three months ended
March 31, 2009 and 2008
(Stated in US dollars)

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income	1 - 2
Condensed Consolidated Balance Sheets	3 - 4
Condensed Consolidated Statements of Cash Flows	5 - 6
Notes to Condensed Consolidated Financial Statements	7 - 15

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	(Unaudited)
	2009	2008

Sales revenue	$2,268,197	$11,825,710
Cost of sales	3,306,125	9,629,060

Gross (loss)/profit	(1,037,928)	2,196,650

Other operating income
Bad debts recovered	-	155,492
Decrease in provision for doubtful debts	-	396,135

Total other operating income	-	551,627

Operating expenses
Administrative expenses	361,500	410,003
Selling expenses	-	22,346

Total operating expenses	361,500	432,349

(Loss)/income from operations	(1,399,428)	2,315,928
Interest income	85	8,518
Other income	73,841	25,402
Finance costs	(35,050)	(249,325)

(Loss)/income before income taxes and noncontrolling interest	(1,360,552)	2,100,523
Income taxes - Note 4	43,859	(124,445)

Net (loss)/income before noncontrolling interest	(1,316,693)	1,976,078
Net loss attributable to noncontrolling interest	-	4,994

Net (loss)/income attributable to Golden Elephant Glass
Technology, Inc. common stockholders	$(1,316,693)	$1,981,072

Net (loss)/income before noncontrolling interest	$(1,316,693)	$1,976,078
Other comprehensive income
Foreign currency translation adjustments	(20,131)	598,370

Comprehensive (loss)/income	(1,336,824)	2,574,448
Comprehensive income attributable to noncontrolling interest	-	(4,758)

Comprehensive (loss)/income attributable to Golden Elephant
Glass Technology, Inc. common stockholders	$(1,336,824)	$2,569,690

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income (Cont’d)
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31, (Unaudited)

	2009	2008

(Loss)/earnings per share attributable to Golden Elephant Glass
Technology, Inc. common stockholders:
basic and diluted - Note 5	$(0.05)	$0.08

Weighted average number of shares outstanding:
basic and diluted	28,623,996	23,765,600

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$129,123	$141,419
Restricted cash	732,500	733,500
Trade receivables, net	8,906,833	7,893,130
Other receivables	2,363,764	2,371,514
Prepayments	4,520,683	4,291,918
Inventories - Note 6	1,809,209	4,367,298
Amount due from a related party - Note 9	-	1,108,343
Deferred taxes	33,329	24,939

Total current assets	18,495,441	20,932,061
Property, plant and equipment, net - Note 7	25,036,378	24,485,104
Land use right	2,793,683	2,813,236
Deferred taxes	325,046	290,009

TOTAL ASSETS	$46,650,548	$48,520,410

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets (Cont'd)
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$11,037,823	$11,116,809
Bills payable	1,465,000	1,467,000
Other payables and accrued expenses	6,951,717	6,164,252
Sales receipt in advance	292,607	501,397
Income tax payable	70,265	70,361
Amount due to a director - Note 10	106,609	37,527
Amount due to a related party - Note 9	312,011	285,918
Secured short-term bank loans - Note 8	12,791,501	12,808,964
Loan from Madam Tan - Note 11	631,657	1,740,000

TOTAL LIABILITIES	33,659,190	34,192,228

COMMITMENTS AND CONTINGENCIES - Note 12

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares, none issued
and outstanding	-	-
Common stock: par value $0.01 per share
Authorized 150,000,000 shares in 2009 and 2008;
issued and outstanding 28,623,996 shares in 2009 and 2008	286,240	286,240
Additional paid-in capital	12,001,927	12,001,927
Statutory reserves	714,013	714,013
Accumulated other comprehensive income	2,111,117	2,131,248
Accumulated deficit	(2,121,939)	(805,246)

TOTAL STOCKHOLDERS’ EQUITY	12,991,358	14,328,182

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,650,548	$48,520,410

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	(Unaudited)
	2009	2008
Cash flows from operating activities
Net (loss) income attributable to Golden Elephant Glass
Technology Inc. common stockholders	$(1,316,693)	$1,981,072
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Depreciation	779,459	705,990
Amortization of land use right	15,718	14,995
Deferred taxes	(43,859)	124,445
Provision for doubtful accounts	26,987	(396,135)
Noncontrolling interest	-	(4,994)
Changes in operating assets and liabilities:
Trade receivables	(1,024,534)	(989,277)
Bills receivable	-	(83,862)
Other receivables	(22,644)	(460,051)
Prepayments	(234,632)	(1,857,234)
Inventories	2,552,310	(1,396,190)
Trade payables	(63,834)	438,983
Other payables and accrued expenses	825,395	529,600
Sales receipt in advance	(208,121)	1,251,423
Amount due to a director	66,493	20,966

Net cash flows provided by (used in) operating activities	1,352,045	(120,269)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,612)	(5,174)
Sales proceeds for disposal of land use right	-	246,759
Sales proceeds for disposal of property, plant and equipment	-	1,432,393
Payments to construction in progress	(1,362,543)	-
Net cash outflows from acquisition of a subsidiary	-	(135,594)
Cash acquired from reserve takeover transaction	-	464

Net cash flows (used in) provided by investing activities	$(1,364,155)	$1,538,848

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont'd)
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	(Unaudited)
	2009	2008
Cash flows from financing activities
Repayment of bank loans	$-	$(768,735)
Repayment of unsecured short-term loan	-	(13,977)
Dividend paid to stockholders	-	(642,942)

Net cash flows used in financing activities	-	(1,425,654)

Effect of foreign currency translation on cash and cash equivalents	(186)	(260)

Net decrease in cash and cash equivalents	(12,296)	(7,335)

Cash and cash equivalents - beginning of period	141,419	62,660

Cash and cash equivalents - end of period	$129,123	$55,325

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$-	$246,089
Income taxes	$-	$-

Non-cash investing and financing activity
Amount due from a related party settled by offsetting the loan from Madam Tan	$1,108,343	$-

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Corporation information

Golden Elephant Glass Technology, Inc. was incorporated in the State of Nevada on December 2, 1993. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

The Company is engaged in the manufacture and distribution of float glasses in the People’s Republic of China (the “PRC”). The Company's product offerings include float glass, ultra-clear glass, colored flat glass and high grade glass processed products such as mirrors, tempered glass, insulated glass, etc., and are marketed primarily under the "Golden Elephant" brand name. The major target markets of the Company's products are the PRC.

2.	Basis of presentation

(i)

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, the noncontrolling interest is presented below stockholders’ equity. Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net income or stockholders’ equity as previously reported.

(ii) Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Basis of presentation (Cont’d)

(ii) Going concern (Cont’d)

The Company incurred a net loss of $1,316,693 for the three months ended March 31, 2009 and had net current liabilities of $15,163,749 and accumulated deficit of $2,121,939 as of March 31, 2009. In addition, due to deteriorating global economic environment and shrinking gross profit margin of float glass, the management decided to implement a maintenance program for both 300 tons and 500 tons float glass production lines in late November 2008 and January 2009 respectively. During the maintenance period, all operations of the production lines and all manufacturing of the float glass products are suspended. Referring to the above factors, doubt may be raised to the Company’s ability to continue as a going concern.

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

3.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of March 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont’d)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are:

	Three months ended
	March 31,
	(Unaudited)
	2009	2008
Company A	$2,268,197	$-
Company B	-	3,185,454
	$2,268,197	$3,185,454

Fair value of financial instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”) on January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which SFAS No. 159 fair value option was not elected. As of March 31, 2009, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, trade, bills and other payables approximate their fair values due to the short-term maturity. The carrying amounts of secured short-term bank loans and loan from Madam Tan approximate their fair values because the applicable interest rates approximate current market rates.

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The adoption of this statement has no material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The effect on the Company’s consolidated financial statements arising from adoption of this guidance has been stated in Note 2 (i).

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The management is in the process of evaluating the impact these FSP’s will have on the Company’s financial statements upon adoption.

4.	Income taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2009, as it is the Company’s current policy to reinvest these earnings in non-U.S. operation.

BVI

Dollar Come was incorporated in the BVI and, under the current laws of the BVI, not subject to income taxes.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.

Income taxes (Cont’d)

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

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

5.

(Loss)/earnings per share

During the reporting periods, the warrants issued on July 24, 2008 for the purchase of 166,940 shares of common stock with an exercise price of $1.824 were not included in the computation of diluted (loss)/earnings per share because they were anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

6.

Inventories

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$1,059,539	$1,000,698
Finished goods	749,670	3,325,595
Consumables	-	41,005

	$1,809,209	$4,367,298

As of March 31, 2009, finished goods with carrying value of $423,535 (Note 8(a)) were pledged to the banks for the bank loans granted to the Company

7.

Property, plant and equipment

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs:
Buildings	$14,397,336	$14,416,991
Plant and machinery	22,082,611	22,112,758
Office equipment	129,093	127,656
Tools	187,075	187,331
Leasehold improvements	3,869,304	3,874,586
Motor vehicles	478,030	478,683

	41,143,449	41,198,005
Accumulated depreciation	(14,759,250)	(13,998,930)
Construction in progress	1,405,649	43,258
Impairment loss	(2,753,470)	(2,757,229)

Net	$25,036,378	$24,485,104

As of March 31, 2009, certain property, plant and equipment with aggregate net book value of $12,856,222 was pledged to banks to secure general banking facilities (Note 8(b)).

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.

Secured short-term bank loans

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Bank loans repayable within 1 year	$12,791,501	$12,808,964

As of March 31, 2009, the Company’s banking facilities were as follows:

Facilities granted	Granted	Amount utilized	Unused
Secured bank loans	$ 12,791,501	$ 12,791,501	$ -

The above secured bank loans were secured by the following:

(a)

Finished goods with carrying value of $423,535 (Note 6);

(b)

Property, plant and equipment with carrying value of $12,856,222 (Note 7);

(c)

Land use right with carrying value of $2,793,683; and

(d)

Guarantee executed by Madam Tan Lin (“Madam Tan”) and third parties.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

9.

Amount due from/to a related party

The amounts represent advances from/to Madam Tan, who is a controlling shareholder of the Company's holding company, are interest-free, unsecured and repayable on demand.

10.

Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

11.

Loan from Madam Tan

The amount is interest bearing at 8% per annum, unsecured and repayable within one year.

12.

Commitments and contingencies

a.	Capital commitment

As of March 31, 2009, the Company had capital commitments amounting to $3,076,982 in respect of the construction in progress which was contracted for but not provided in the consolidated financial statements.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Commitments and contingencies (Cont'd)

b.

Operating lease arrangement

As of March 31, 2009, the Company had a non-cancelable operating lease for its warehouse. The lease will expire in 2014 and the expected payments are as follows:

Within one year	$439,530
Two to five years	1,758,120
After five years	183,138

$2,380,788

The rental expenses relating to the operating leases were $109,883 and $104,828 for the three months ended March 31, 2009 and 2008 respectively.

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

13.

Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 24.4% of average salaries of latest fiscal year ended of Liuling Province Fuxin City to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $12,889 and $23,682 for the three months ended March 31, 2009 and 2008 respectively.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.

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

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended
	March 31, (Unaudited)
	2009	2008

PRC	$2,268,197	$11,512,172
Others	-	313,538

Total	$2,268,197	$11,825,710

15.

Related party transactions

Apart from the transactions as disclosed in notes 8, 9, 10 and 11 to the condensed consolidated financial statements, the Company had the following transaction with Madam Tan who is a controlling shareholder of the Company’s holding company :-

	Three months ended
	March 31,
	(Unaudited)
	2009	2008

Interest expenses payable to Madam Tan	$34,800	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K filed on April 15, 2009, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

Except as otherwise indicated by the context, all references in this report to (i) the “Company,” “we,” “us,” “our” and “Golden Elephant” are to Golden Elephant Glass Technology, Inc., a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Dollar Come” are to our direct, wholly owned subsidiary Dollar Come Investments Limited, a British Virgin Island company; (iii) “Fuxin Hengrui” are to our indirect, wholly owned subsidiary Fuxin Hengrui Technology Co. Ltd., a PRC company; (iv) “Fuxin Xianheng” are to our indirect, wholly owned subsidiary Fuxin Xianheng Float Glass Co. Ltd., a PRC company; (v) “Securities Act” are to the Securities Act of 1933, as amended; (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (vii) “RMB” are to Renminbi, the legal currency of China; (viii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and (ix) “China,” “Chinese” and “PRC” are to the People’s Republic of China.

OVERVIEW

We are a China-based float glass manufacturer. Our product offerings include float glass, ultra-clear glass (also called crystal glass), colored float glass and high grade glass processed products such as mirrors, glass artwork, tempered glass, insulated glass, laminated glass, lacquered glass and similar products. We have been manufacturing our glass products from our production facility in Fuxin City, Liaoning Province, China since 2002 and sell our products to end users in China, Asia, Europe, South America and South Africa.

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

Our financial and operating results for the quarter ended March 31, 2009 were, and are expected to be for the foreseeable future, suboptimal due to the worldwide global economic crisis. Since many of our customers operate in industry segments that have been hardest hit by the economic crisis, such as the automotive, construction and home furnishing industries, our performance has consequently suffered. Until the amelioration of the economic crisis, particularly in the industry segments in which our targeted customers operate, we expect to continue to experience significant challenges. In response to these challenges, we will continue to implement what we believe to be prudent, cost-saving measures in a judicious and timely fashion. Recently, we suspended operations of our float glass manufacturing operations in order to perform maintenance and system upgrades that eventually would be needed. We opted to suspend operations and initiate the maintenance program at a time when pricing and demand for our products was low in order to minimize the adverse effect of suspending operations. We intend to continue to take appropriate steps to minimize the adverse effects of the global economic crisis on our operations and financial performance. However, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Developments

As of the date of this report, we have invested $1.36 million for the upgrades of 300T production line and have finished the upgrades for auxiliary departments such as cold junction and auto supply. We are still in the process of upgrading furnaces.

First Quarter Financial Performance Highlights

We continued to experience significant challenges in the first quarter of 2009. We met our existing sales orders for float glass products through subcontracting arrangements, which shrank our profit margin, and we experienced a significant reduction in sales of float glass and float glass products.

The followings are some financial highlights for the first quarter of 2009:

Sales Revenue: Sales revenue decreased $9.6 million, or 80.8%, to $2.3 million for the first quarter of 2009 from $11.8 million for the same period last year.

Gross Margin: Gross margin was -45.8% for the first quarter of 2009, as compared to 18.6% for the same period in 2008.

Net Income: Net income decreased $3.3 million, or 166.5%, to -$1.3 million for the first quarter of 2009, from $2.0 million for the same period of last year.

Fully diluted net income per share: Fully diluted net loss per share was $0.05 for the first quarter of 2009, as compared to a net earning per share of $0.08 for the same period last year.

Taxation

United States

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no taxable income in the first quarter of 2009.

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

As approved by the relevant PRC tax authority, Fuxin Hengrui and Fuxin Xianheng was entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Fuxin Hengrui commenced in 2004. Accordingly, Fuxin Hengrui is entitled to a 50% reduction on EIT tax rate of 12.5% for 2008 and is subject to an EIT rate of 25% from 2009. Our subsidiary Fuxin Xianheng’s tax holiday commenced in 2008, therefore, Fuxin Xianheng is exempted from EIT in 2008 and 2009 and will be subject to a reduced EIT rate of 12.5% from 2010 to 2012.

Results of Operations

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

Item	3-Month Period Ended			3-Month Period Ended
	March 31, 2009			March 31, 2008
	In Thousands	As a percentage		In Thousands	As a percentage
		of net revenues			of net revenues
Sales revenue	2,268	100%		11,826	100%
Cost of sales	3,306	145.8%		9,629	81.4%
Gross (loss) profit	(1,038)	(45.8%	)	2,197	18.6%
Operating expenses
Administrative expenses	362	16.0%		410	3.5%
Selling expenses	-	-		22	0.2%
Total operating expenses	362	16.0%		432	3.7%
(Loss) income before income taxes	(1,361)	(60.0%	)	2,101	17.8%
Income taxes	44	(1.9%	)	(125)	1.1%
Minority interests	-	-		5	0%
Net (loss) income	(1,317)	(58.1%	)	1,981	16.8%

Sales Revenue. Our sales revenue is generated from sales of our float glass products and ultra-white glass products from the inventory. Sales revenue decreased $9.6 million, or 80.8%, to $2.3 million for the three months ended March 31, 2009 from $11.8 million for the same period ended on March 31, 2008. This decrease was mainly attributable to weakened demand for our products resulted from the global economic crisis as well as the cessation of our operations.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales decreased $6.3 million, or 65.7%, to $3.3 million for the three months ended March 31, 2009 from $9.6 million during the same period in 2008. This decrease was mainly due to the decrease in sales volume. As a percentage of sales revenue, the cost of sales increased to 145.8% from 81.4% in the same period of 2008. Such percentage increase was primary due to decreased sales volume and decreased prices for our products.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased $3.2 million, or 147.2%, to -$1.0 million for the three months ended March 31, 2009 from approximately $2.2 million for the same period in 2008. Gross profit as a percentage of sales revenue was (45.8)% for the three-month period ended March 31, 2009, as compared to 18.6% during the same period in 2008. Such percentage decrease was mainly due to lower prices for our products as demand weakened.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses decreased $48,503, or 11.8%, to $361,500 for the three months ended March 31, 2009 from approximately $410,003 for the same period in 2008. As a percentage of sales revenue, administrative expenses decreased to 16.0% for the three months ended March 31, 2009, as compared to 3.5% for the same period in 2008. This percentage decrease was primarily attributable to decrease in salary and insurance expenses.

Selling Expenses. Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses decreased $22,346 to $0 for the three months ended March 31, 2009 from $22,346 for the same period in 2008. As a percentage of sales revenue, our selling expenses decreased to 0% for the three months ended March 31, 2009 from 0.2% for the same period in 2008. This dollar and percentage decrease was primarily attributable to the fact that there was no expense incurred from sales of products.

Total Operating Expenses. Our total operating expenses decreased $70,849, or 16.4%, to $361,500 for the three months ended March 31, 2009 from $432,349 for the same period in 2008. As a percentage of sales revenue, our total expenses increased to 16.0% for the three months ended March 31, 2009 from 3.7% for the same period in 2008. The dollar decrease was primarily attributable to the decrease of expenses as discussed above.

Income from Operations before Taxes and Minority Interests. Income from operations before taxes and minority interests decreased $3.5 million, or 164.8%, to -$1.4 million during the three months ended March 31, 2009 from $2.1 million during the same period in 2008. Income from operations before taxes as a percentage of sales revenue decreased to (60.0)% during the three months ended March 31, 2009 from 17.8% during the same period in 2008 due to the factors described above.

Income Taxes . Income taxes decreased $168,304 to $43,859 during the three months ended March 31, 2009 from $124,445 during the same period in 2008. The effective tax rate of Fuxin Hengrui was 25% for the three months ended March 31, 2009 and 12.5% for 2008. Fuxin Xianheng was exempted from EIT in 2008 and 2009.

Net income. Our net income decreased $3.3 million, or 166.6%, to -$1.3 million during the three months ended March 31, 2009 from $2.1 million during the same period in 2008, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $129,123 and restricted cash of $732,500 million. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,

	2009	2008

Net cash provided by (used in) operating activities	1,352.0	(120.3)
Net cash(used in) provided by investing activities	(1,364.2)	1,538.8
Net cash provided by financing activities	-	(1,425.6)
Effect of foreign currency translation on cash and cash equivalent	(0.2)	(0.3)
Net decrease in cash and cash equivalent	(12.3)	(7.3)

Operating Activities:

Net cash provided by operating activities was $1.4 million for the three-month period ended March 31, 2009, which is an increase of $1.5 million from the $120,269 net cash provide by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to net cash derived from the sales of products.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and construction in progress.

Net cash used in investing activities in the three-month period ended March 31, 2009 was -$1.4 million, which is a decrease of $2.9 million from net cash provided by investing activities of $1.5 million in the same period of 2008. The decrease was mainly due to our investment in the maintenance and upgrades of the existing production lines.

Financing Activities:

Net cash provided by financing activities in the three-month period ended March 31, 2009 totaled $0 which is an increase of -$1.4 million from the net cash used in financing activities of $1.4 million in the same period of 2008.

As of March 31, 2009, the amount, maturity date and term of each of our bank loans are as follows:

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

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceed will be used as working capital. As of March 31, 2009, we owed Ms. Tan approximately $0.63 million.

We did not repay any bank loan due to capital shortage in the first quarter of 2009. In the current tight credit market, we cannot give assurance that we can refinancing these loans at favorable terms to us, if at all. Our current available working capital may not be adequate to sustain our operations at our current levels through at least the next twelve months. Our independent auditors have raised substantial doubt about our ability to continue as a going concern. The fact that we have received this “going concern opinion” from our independent auditors may make it more difficult for us to raise capital on favorable terms. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations under Material Contract

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2009 and 2008, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in U.S. dollars.

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

Based on the above assessment, we established a general provision to make a 50% provision for inventories aged over 1 year. As of March 31, 2009, a decrease in general provision of $7,058 was made. Historically, the actual net realizable value is close to our estimation.

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

For financial reporting purposes, our financial statements which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at March 31, 2009 and 2008 were RMB1 for $0.1465 and $0.1428 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice .The adoption of this statement has no material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The effect on the Company’s consolidated financial statements arising from adoption of this guidance has been stated in Note 2 (i).

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The management is in the process of evaluating the impact these FSP’s will have on the Company’s financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our Company’s business is seasonal, with the highest proportion of sales and operating income being generated in the second and third quarters of each year, with lesser sales and operating income being generated in the first and fourth quarters of each year. Our working capital requirements fluctuate during the period, increasing substantially during the first and fourth quarters as a result of lower demand for glass products due to the curtailments of construction works in winter season.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Lihui Song, and Chief Financial Officer, Ms. Hong Tan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on our assessment, Mr. Song and Ms. Tan determined that, as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US. GAAP, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2009.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

Changes in Internal Controls over Financial Reporting.

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits

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

DATED: May 15, 2009

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC. By: /s/ Hong Tan Hong Tan Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

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