Form 10-Q
period 2009-06-30
Golden Elephant Glass Technology, Inc.
filed 2009-08-14
CIK 1006384

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	28,623,996

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Golden Elephant Glass Technology, Inc.

Condensed Consolidated Financial Statements

For the three and six months ended
June 30, 2009 and 2008
(Stated in US dollars)

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income	1 - 2
Condensed Consolidated Balance Sheets	3 - 4
Condensed Consolidated Statements of Cash Flows	5 - 6
Notes to Condensed Consolidated Financial Statements	7 - 17

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and six months ended June 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008

Sales revenues	$-	$15,348,524	$2,268,197	$27,174,234
Cost of sales	-	11,339,956	3,306,125	20,969,016

Gross (loss) profit	-	4,008,568	(1,037,928)	6,205,218

Other operating income
Bad debts recovered	-	2,302	-	157,794
Decrease in provision for bad debts	-	57,076	-	453,211
Gain on disposal of a subsidiary	-	508,981	-	508,981

Total other operating income	-	568,359	-	1,119,986

Operating expenses
Administrative expenses	2,756,308	849,951	3,117,808	1,259,954
Selling expenses	-	79,507	-	101,853

Total operating expenses	2,756,308	929,458	3,117,808	1,361,807

(Loss) income from operations	(2,756,308)	3,647,469	(4,155,736)	5,963,397
Interest income	11,667	11,736	11,752	20,254
Other income	349	25,028	349	50,430
Government grants	-	-	73,841	-
Finance costs	(851,635)	(488,472)	(886,685)	(737,797)

(Loss) income before income taxes and noncontrolling interest	(3,595,927)	3,195,761	(4,956,479)	5,296,284
Income taxes - Note 4	19,701	(419,406)	63,560	(543,851)

Net (loss) income before noncontrolling interest	(3,576,226)	2,776,355	(4,892,919)	4,752,433
Net loss attributable to noncontrolling interest	-	-	-	4,994

Net (loss) income attributable to Golden Elephant Glass Technology, Inc. common stockholders	$(3,576,226)	$2,776,355	$(4,892,919)	$4,757,427

Net (loss) income before noncontrolling interest	$(3,576,226)	$2,776,355	$(4,892,919)	$4,752,433
Other comprehensive income
Foreign currency translation adjustments	3,115	551,348	(17,016)	1,139,768

Comprehensive (loss) income	(3,573,111)	3,327,703	(4,909,935)	5,892,201
Comprehensive income attributable to noncontrolling interest	-	-	-	4,994

Comprehensive (loss) income attributable to Golden Elephant Glass Technology, Inc. common stockholders	$(3,573,111)	$3,327,703	$(4,909,935)	$5,897,195

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Cont’d)
For the three and six months ended June 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30		June 30
	(unaudited)		(unaudited)
	2009	2008	2009	2008

(Loss) earnings per share attributable to Golden Elephant Glass Technology, Inc. common stockholders: basic and diluted - Note 5	$(0.12)	$0.11	$(0.17)	$0.20

Weighted average number of shares outstanding: basic and diluted	28,623,996	25,001,800	28,623,996	24,383,695

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$13,679	$141,419
Restricted cash	-	733,500
Trade receivables, net	6,142,779	7,893,130
Other receivables, net	2,304,836	2,371,514
Prepayments	4,038,584	4,291,918
Inventories - Note 6	1,767,033	4,367,298
Amount due from a related party - Note 9	-	1,108,343
Deferred taxes	17,580	24,939

Total current assets	14,284,491	20,932,061
Property, plant and equipment, net - Note 7	24,222,964	24,485,104
Land use right	2,777,966	2,813,236
Deferred taxes	360,478	290,009

TOTAL ASSETS	$41,645,899	$48,520,410

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets (Cont'd)
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$9,900,839	$11,116,809
Bills payable	720,795	1,467,000
Other payables and accrued expenses	7,430,591	6,164,252
Sales receipt in advance	299,932	501,397
Income tax payable	70,270	70,361
Amount due to a director - Note 10	103,157	37,527
Amount due to a related party - Note 9	278,910	285,918
Secured short-term bank loans - Note 8	12,791,501	12,808,964
Loan from Madam Tan - Note 11	631,657	1,740,000

TOTAL LIABILITIES	32,227,652	34,192,228

COMMITMENTS AND CONTINGENCIES - Note 12

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.01 per share
Authorized 150,000,000 shares in 2009 and 2008;
issued and outstanding 28,623,996 shares in 2009 and 2008	286,240	286,240
Additional paid-in capital	12,001,927	12,001,927
Statutory reserves	714,013	714,013
Accumulated other comprehensive income	2,114,232	2,131,248
Accumulated deficit	(5,698,165)	(805,246)

TOTAL STOCKHOLDERS’ EQUITY	9,418,247	14,328,182

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,645,899	$48,520,410

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Six months ended
	June 30
	(Unaudited)
	2009	2008
Cash flows from operating activities
Net (loss) income attributable to Golden Elephant Glass Technology, Inc. common stockholders	$(4,892,919)	$4,757,427
Adjustments to reconcile net (loss) income attributable to Golden Elephant Glass Technology, Inc. common shareholders to net cash flows provided by (used in) operating activities:
Depreciation	1,593,594	1,426,224
Amortization of land use right	31,449	30,435
Deferred taxes	(63,560)	144,220
Provision (recovery) for doubtful accounts	1,669,737	(453,211)
Provision for obsolete inventories	35,689	-
Gain on disposal of a subsidiary	-	(508,981)
Noncontrolling interest	-	(4,994)
Changes in operating assets and liabilities :
Trade receivables	328,310	1,035,909
Bills receivable	-	2,484
Other receivables	(212,728)	867,867
Prepayments	247,896	(3,688,110)
Inventories	2,558,834	(1,625,020)
Trade payables	(1,201,828)	354,930
Bills payable	(744,866)	-
Other payables and accrued expenses	1,288,030	(851,370)
Sales receipt in advance	(200,789)	(5,301,751)
Income tax payable	5	(170,977)
Amount due to a director	66,493	(14,561)

Net cash flows provided by (used in) operating activities	503,347	(3,999,479)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,612)	(12,316)
Sales proceeds for disposal of land use right	-	246,759
Sales proceeds for disposal of property, plant and equipment	-	1,432,393
Payments to construction in progress	(1,362,543)	(420,216)
Net cash outflow from disposal of a subsidiary	-	(163)
Net cash outflows from acquisition of a subsidiary	-	(135,594)
Cash acquired from reserve takeover transaction	-	464
Decrease in restricted cash	733,150	-

Net cash flows (used in) provided by investing activities	$(631,005)	$1,111,327

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont'd)
For the three and six months ended June 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Six months ended
	June 30,
	(Unaudited)
	2009	2008
Cash flows from financing activities
Advances to third parties	$-	$(4,612,349)
Amounts due to third parties	-	2,871,590
Amount due to Tianyuan	-	1,130,206
Loan from a related party	-	5,796,250
Dividend paid to stockholders	-	(642,942)
Proceeds from unsecured loan	-	5,000,000
Repayment of bank loans	-	(2,711,520)
Repayment of unsecured short-term loan	-	(4,099,177)

Net cash flows provided by financing activities	-	2,732,058

Effect of foreign currency translation on cash and cash equivalents	(82)	101,670

Net decrease in cash and cash equivalents	(127,740)	(54,424)

Cash and cash equivalents - beginning of period	141,419	62,660

Cash and cash equivalents - end of period	$13,679	$8,236

Supplemental disclosures for cash flow information:
Cash paid for :
Interest	$-	$614,485
Income taxes	$-	$582,809

Non-cash investing and financing activities
Consideration of disposal of a subsidiary offset by other payable	$-	$709,200
Amount due from a related party settled by offsetting the loan from Madam Tan	$1,108,343	$-

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Corporation information

Golden Elephant Glass Technology, Inc. (the “Company”) was incorporated in the State of Nevada on December 2, 1993. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and six-months periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

(ii) Going concern (Cont’d)

The Company incurred a net loss of $4,892,919 for the six months ended June 30, 2009 and had net current liabilities of $17,943,161 and accumulated deficit of $5,698,165 as of June 30, 2009. In addition, due to deteriorating global economic environment and shrinking gross profit margin of float glass, the management decided to implement a maintenance program for both 300 tons and 500 tons float glass production lines in late November 2008 and January 2009 respectively. During the maintenance period, all operations of the production lines and all manufacturing of the float glass products are suspended. Referring to the above factors, doubt may be raised to the Company’s ability to continue as a going concern.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of June 30, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont’d)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Company A	$-	$-	$2,268,197	$-
Company B	-	3,833,390	-	7,018,844

	$-	$3,833,390	$2,268,197	$7,018,844

Fair value of financial instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”) on January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which SFAS No. 159 fair value option was not elected. As of June 30, 2009, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, trade, bills and other payables approximate their fair values due to the short-term maturity. The carrying amounts of secured short-term bank loans and loan from Madam Tan approximate their fair values because the applicable interest rates approximate the current market rates.

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect in the Company’s financial statements.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this statement has no material effect on the Company's financial statements.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Other-Than-Temporary Impairments, or FSP FAS No. 115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 (“SFAS 166”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

4.	Income taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2009, as it is the Company’s current policy to reinvest these earnings in non-U.S. operation.

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

As approved by the relevant PRC tax authority, Fuxin Hengrui and Xianheng was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Fuxin Hengrui commenced in 2004. Accordingly, Fuxin Hengrui is entitled to a 50% reduction on EIT tax rate of 12.5% for 2008 and subject to an EIT rate of 25% from 2009. Xianheng’s tax holiday commenced in 2008, therefore, Xianheng is exempted from EIT in 2008 and 2009 and will be subject to a reduced EIT rate of 12.5% from 2010 to 2012.

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

The earnings per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

6.

Inventories

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$1,060,072	$1,000,698
Finished goods	706,961	3,325,595
Consumables	-	41,005

	$1,767,033	$4,367,298

As of June 30, 2009, finished goods with carrying value of $423,535 (Note 8(a)) were pledged to the banks for the bank loans granted to the Company.

7.

Property, plant and equipment

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs :
Buildings	$14,397,336	$14,416,991
Plant and machinery	22,082,611	22,112,758
Office equipment	129,093	127,656
Tools	187,075	187,331
Leasehold improvements	3,869,304	3,874,586
Motor vehicles	478,030	478,683

	41,143,449	41,198,005
Accumulated depreciation	(15,572,663)	(13,998,930)
Construction in progress	1,405,648	43,258
Impairment loss	(2,753,470)	(2,757,229)

Net	$24,222,964	$24,485,104

As of June 30, 2009, certain property, plant and equipment with aggregate net book value of $12,436,140 was pledged to banks to secure general banking facilities (Note 8(b)).

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.

Secured short-term bank loans

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Bank loans repayable within 1 year - Note 8 (i)	$12,791,501	$12,808,964

Note :

(i)	As of June 30, 2009, the bank loans were overdue and carried at the weighted average interest rate of 10.79% per annum.

As of June 30, 2009, the Company’s banking facilities were as follows :

Facilities granted	Granted	Amount utilized	Unused
Secured bank loans	$12,791,501	$12,791,501	$-

The above secured bank loans were secured by the following :-

(a)	Finished goods with carrying value of $423,535 (Note 6);

(b)	Property, plant and equipment with carrying value of $12,436,140 (Note 7);

(c)	Land use right with carrying value of $2,777,966; and

(d)	Guarantee executed by Madam Tan Lin (“Madam Tan”) and third parties.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

9.	Amount due from/to a related party

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

As of June 30, 2009, the Company had capital commitments amounting to $3,076,982 in respect of the construction in progress which was contracted for but not provided in the condensed consolidated financial statements.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Commitments and contingencies (Cont'd) b. Operating lease arrangement

As of June 30, 2009, the Company had a non-cancelable operating lease for its warehouse. The lease will expire in 2014 and the expected payments are as follows :

Within one year	$439,710
Two to five years	1,758,840
After five years	73,285

$2,271,835

The rental expenses relating to the operating leases were $218,798 and $212,760 for the six months ended June 30, 2009 and 2008 respectively

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

13.

Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 24.4% of average salaries of latest fiscal year ended of Liuling Province Fuxin City to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $17,982 and $43,933 for the six months ended June 30, 2009 and 2008 respectively.

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

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :

		Three months ended		Six months ended
		June 30,		June 30,
		(Unaudited)		(Unaudited)
		2009	2008	2009	2008

	PRC	$-	$14,545,247	$2,268,197	$26,057,419
	Others	-	803,277	-	1,116,815

	Total	$-	$15,348,524	$2,268,197	$27,174,234

15.	Related party transactions

Apart from the transactions as disclosed in notes 8, 9, 10 and 11 to the condensed consolidated financial statements, the Company had the following transaction with Madam Tan who is a controlling shareholder of the Company’s holding company :

		Three months ended		Six months ended
		June 30,		June 30,
		(Unaudited)		(Unaudited)
		2009	2008	2009	2008

	Interest expenses payable to Madam Tan	$34,800	$-	$69,600	$-

16.	Subsequent Events

Effective this quarter, the Company implemented SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

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

Our financial and operating results for the quarter ended June 30, 2009 were, and are expected to be for the foreseeable future, suboptimal due to the worldwide global economic crisis. Since many of our customers operate in industry segments that have been hardest hit by the economic crisis, such as the automotive, construction and home furnishing industries, our performance has consequently suffered. Until the amelioration of the economic crisis, particularly in the industry segments in which our targeted customers operate, we expect to continue to experience significant challenges. In response to these challenges, we will continue to implement what we believe to be prudent, cost-saving measures in a judicious and timely fashion. Recently, we suspended operations of our float glass manufacturing operations in order to perform maintenance and system upgrades that eventually would be needed. We opted to suspend operations and initiate the maintenance program at a time when pricing and demand for our products was low in order to minimize the adverse effect of suspending operations. We intend to continue to take appropriate steps to minimize the adverse effects of the global economic crisis on our operations and financial performance. However, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Developments

As of the date of this report, we have invested $1.36 million for the upgrades of 300T production line and have finished the upgrades for auxiliary departments such as cold junction and auto supply. We are still in the process of upgrading furnaces.

Second Quarter Financial Performance Highlights

We continued to experience significant challenges in the second quarter of 2009. We met our existing sales orders for float glass products through subcontracting arrangements, which shrank our profit margin, and we experienced a significant reduction in sales of float glass and float glass products.

The followings are some financial highlights for the second quarter of 2009:

Sales Revenue: Sales revenue decreased $15.3 million, or 100%, to $0 million for the second quarter of 2009 from $15.3 million for the same period last year.

Gross Margin: Gross margin was 0% for the second quarter of 2009, as compared to 26.1% for the same period in 2008.

Net Income: Net income decreased $6.4 million, or 228.8%, to -$3.6 million for the second quarter of 2009, from $2.8 million for the same period of last year.

Fully diluted net income per share: Fully diluted net loss per share was -$0.12 for the second quarter of 2009, as compared to a net earning per share of $0.11 for the same period last year.

Taxation

United States

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no taxable income in the second quarter of 2009.

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

Results of Operations

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended				Six months ended
	June 30				June 30
	(unaudited)				(unaudited)
	2009		2008		2009		2008
		As a % of		As a %		As a % of		As a % of
	In	sales	In	of sales	In	sales	In	sales
	Thousands	revenues	Thousands	revenues	Thousands	revenues	Thousands	revenues
Sales revenue	$-	100%	$15,349	100%	$2,268	100%	$27,174	100%
Cost of sales	-	-%	11,340	73.9%	3,306	145.8%	20,969	77.2%
Gross profit	-	-%	4,009	26.1%	-1,038	-45.8%	6,205	22.8%
Other operating income	-	-%	568	3.7%	-	-%	1,120	4.1%
Operating expenses
Administrative expenses	2,756	-%	850	5.5%	3,118	137.5%	1,260	4.6%
Selling expenses	-	-%	80	0.5%	-	-%	102	0.4%
Total operating expenses	2,756	-%	929	6.1%	3,118	137.5%	1,362	5.0%
Income before income taxes and noncontrolling interest	-3,596	-%	3,196	20.8%	-4,956	-218.5%	5,296	19.5%
Income taxes	20	-%	-419	-2.7%	64	2.8%	-544	-2.0%
Noncontrolling interest	-	-%	-	-%	-	-%	5	-%

Net income	$-3,576	-%	$2,776	18.1%	$-4,892	-215.7%	$4,757	17.5%

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

Sales Revenue. Our sales revenue is generated from sales of our float glass products and ultra-white glass products from the inventory. Sales revenue decreased $15.3 million, or 100%, to $0 million for the three months ended June 30, 2009 from $15.3 million for the same period ended on June 30, 2008. This decrease was mainly attributable to weakened demand for our products resulted from the global economic crisis as well as the cessation of our operations.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales decreased $11.3 million, or 100%, to $0 million for the three months ended June 30, 2009 from $11.3 million during the same period in 2008. This decrease was mainly due to decrease in sales volume.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased $4.0 million, or 100%, to $0 million for the three months ended June 30, 2009 from approximately $4.0 million for the same period in 2008.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $1.9 million, or 224.2%, to $2.8 million for the three months ended June 30, 2009 from approximately $849,951 for the same period in 2008. This increase was primarily attributable to the provision for doubtful accounts and reclassification of depreciation expense from cost of sales to administrative expenses.

Selling Expenses. Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses decreased $79,507 to $0 for the three months ended June 30, 2009 from $79,507 for the same period in 2008. As a percentage of sales revenue, our selling expenses decreased to 0% for the three months ended June 30, 2009 from 0.5% for the same period in 2008. This dollar and percentage decrease was primarily attributable to the fact that there was no expense incurred from sales of products.

Total Operating Expenses. Our total operating expenses increased $1.8 million, or 196.3%, to $2.8 million for the three months ended June 30, 2009 from $929,458 for the same period in 2008. The dollar increase was primarily attributable to the increase of expenses as discussed above.

Income from Operations before Taxes and Noncontrolling Interest. Income from operations before taxes and noncontrolling interest decreased $6.8 million, or 212.5%, to -$3.6 million during the three months ended June 30, 2009 from $3.2 million during the same period in 2008. This decrease was mainly due to the factors described above.

Income Taxes . Income taxes decreased $439,107to -$19,701 during the three months ended June 30, 2009 from $419,406 during the same period in 2008. The effective tax rate of Fuxin Hengrui was 25% for the three months ended June 30, 2009 and 12.5% for 2008. Fuxin Xianheng was exempted from EIT in 2008 and 2009.

Net income. Our net income decreased $6.4 million, or 228.8%, to -$3.6 million during the three months ended June 30, 2009 from $2.8 million during the same period in 2008, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

Sales Revenue. Our sales revenue is generated from sales of our float glass products and ultra-white glass products from the inventory. Sales revenue decreased $24.9 million, or 91.5%, to $2.3 million for the six-month period ended June 30, 2009 from $27.2 million for the same period ended on June 30, 2008. This decrease was mainly attributable to weakened demand for our products resulted from the global economic crisis as well as the cessation of our operations.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales decreased $17.7 million, or 84.3%, to $3.3 million for the six-month period ended June 30, 2009 from $21.0 million during the same period in 2008. This decrease was mainly due to decrease in sales volume. As a percentage of sales revenue, the cost of sales increased to 145.8% from 77.2% in the same period of 2008. Such percentage increase was primary due to decreased sales volume and decreased prices for our products.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased $7.2 million, or 116.1%, to -$1.0 million for the six-month period ended June 30, 2009 from approximately $6.2 million for the same period in 2008. Gross profit as a percentage of sales revenue was -45.8% for the six-month period ended June 30, 2009, as compared to 22.8% during the same period in 2008. Such percentage decrease was mainly due to lower prices for our products as demand weakened.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $1.8 million, or 138.5%, to $3.1 million for the six-month period ended June 30, 2009 from approximately $1.3 million for the same period in 2008. As a percentage of sales revenue, administrative expenses increased to 137.5% for the six-month period ended June 30, 2009, as compared to 4.6% for the same period in 2008. This percentage increase was primarily attributable to increase in the provision for doubtful account and reclassification of depreciation expense from cost of sales to administrative expenses .

Selling Expenses. Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses decreased $101,853 to $0 for the six-month period ended June 30, 2009 from $101,853 for the same period in 2008. As a percentage of sales revenue, our selling expenses decreased to 0% for the six-month period ended June 30, 2009 from 0.4% for the same period in 2008. This dollar and percentage decrease was primarily attributable to the fact that there was no expense incurred from sales of products.

Total Operating Expenses. Our total operating expenses increased $1.7 million, or 121.4%, to $3.1 million for the six-month period ended June 30, 2009 from $1.4 million for the same period in 2008. As a percentage of sales revenue, our total expenses increased to 137.5% for the six-month period ended June 30, 2009 from 5.0% for the same period in 2008. The dollar and percentage increase was primarily attributable to the increase of expenses as discussed above.

Income from Operations before Taxes and Noncontrolling Interest. Income from operations before taxes and noncontrolling interest decreased $10.3 million, or 194.3%, to -$5.0 million during the six-month period ended June 30, 2009 from $5.3 million during the same period in 2008. Income from operations before taxes as a percentage of sales revenue decreased to -218.5% during the six-month period ended June 30, 2009 from 19.5% during the same period in 2008 due to the factors described above.

Income Taxes . Income taxes decreased $607,411 to -$63,560 during the six-month period ended June 30, 2009 from $543,851during the same period in 2008. The effective tax rate of Fuxin Hengrui was 25% for the six-month period ended June 30, 2009 and 12.5% for 2008. Fuxin Xianheng was exempted from EIT in 2008 and 2009.

Net income. Our net income decreased $9.7 million, or 202.1%, to -$4.9 million during the six-month period ended June 30, 2009 from $4.8 million during the same period in 2008, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $13,679. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(All amounts in thousands of U.S. dollars)
	Six Months Ended
	June 30,
	2009	2008

Net cash provided by (used in) operating activities	$503.3	$(3,999.5)
Net cash(used in)provided by investing activities	(631.0)	1,111.3
Net cash provided by financing activities	-	2,732.1
Effect of foreign currency translation on cash and cash equivalents	(0.1)	101.7
Net decrease in cash and cash equivalents	(127.8)	(54.4)

Operating Activities:

Net cash provided by operating activities was $503,347 for the six-month period ended June 30, 2009, which is an increase of $4.5 million from the $4.0 million net cash used in operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to net cash derived from the decrease of inventories.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and construction in progress.

Net cash used in investing activities in the six-month period ended June 30, 2009 was -$631,005, which is a decrease of $1.7 million from net cash provided by investing activities of $1.1 million in the same period of 2008. The decrease was mainly due to our investment in the maintenance and upgrades of the existing production lines.

Financing Activities:

Net cash provided by financing activities in the six-month period ended June 30, 2009 totaled $0 which is an decrease of $2.7 million from the net cash used in financing activities of $2.7 million in the same period of 2008.

As of June 30, 2009, the amount, maturity date and term of each of our bank loans are as follows:

(All amounts, other than percentages, in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Duration
China CITIC Bank, Shenyang Branch	2.62	November 26, 2008	1 year
China Construction Bank, Fuxin Branch	2.93	March 24, 2009	1 year
Shanghai Pudong Development Bank, Shenyang Branch	4.32	May 28, 2009	1 year
China Construction Bank, Fuxin Branch	0.88	April 29, 2009	6 months
China Construction Bank, Fuxin Branch	2.04	May 23, 2009	6 months
TOTAL	$12.79

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceed will be used as working capital. As of June 30, 2009, we owed Ms. Tan approximately $0.6 million.

We did not repay any bank loan due to capital shortage in the second quarter of 2009. In the current tight credit market, we cannot give assurance that we can refinancing these loans at favorable terms to us, if at all. Our current available working capital may not be adequate to sustain our operations at our current levels through at least the next twelve months. Our independent auditors have raised substantial doubt about our ability to continue as a going concern. The fact that we have received this “going concern opinion” from our independent auditors may make it more difficult for us to raise capital on favorable terms. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2009 and 2008, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in U.S. dollars.

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

Based on the above assessment, we established a general provision to make a 50% provision for inventories aged over 1 year. As of June 30, 2009, a decrease in general provision of $269,738 was made. Historically, the actual net realizable value is close to our estimation.

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

For financial reporting purposes, our financial statements which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at June 30, 2009 and 2008 were RMB1 for $0.1465 and $0.1467 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect in the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this statement has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Other-Than-Temporary Impairments, or FSP FAS No. 115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 (“SFAS 166”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Lihui Song, and Chief Financial Officer, Ms. Hong Tan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on our assessment, Mr. Song and Ms. Tan determined that, as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U. S. GAAP, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2009.

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

Changes in Internal Controls over Financial Reporting.

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATED: August 14, 2009

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