Form 10-Q
period 2009-09-30
Golden Elephant Glass Technology, Inc.
filed 2009-11-20
CIK 1006384

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                       No ☐

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

Yes  ☐                        No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 19, 2009, there are 28,623,996 shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q
GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	2

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Notes to Consolidated Financial Statements as of September 30, 2009 (Unaudited)	5

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	11

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	19

	Item 4. Controls and Procedures	19

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings.	20

	Item 1A. Risk Factors.	20

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	20

	Item 3. Defaults Upon Senior Securities.	20

	Item 4. Submission of Matters to a Vote of Security Holders.	20

	Item 5. Other Information.	20

	Item 6. Exhibits	20

PART I -
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets
 (Unaudited)

	Sept. 30,2009	December 31,2008
	$	$
ASSETS
Current assets
Cash and cash equivalents	$11,468	$141,419
Restricted cash	-	733,500
Trade receivables, net	6,010,495	7,893,130
Other receivables, net	2,090,822	2,371,514
Prepayments	4,023,506	4,291,918
Inventories	1,767,033	4,367,298
Amount due from a related party	-	1,108,343
Deferred taxes	-	24,939
Total current assets	13,903,324	20,932,061
Property, plant and equipment, net	23,555,617	24,485,104
Land use right	2,688,479	2,813,236
Deferred taxes	-	290,009
TOTAL ASSETS	$40,147,420	$48,520,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Trade payables	$9,768,133	$11,116,809
Bills payable	720,704	1,467,000
Other payables and accrued expenses	7,895,491	6,164,252
Sales receipt in advance	368,432	501,397
Income tax payable	70,020	70,361
Amount due to director	103,157	37,527
Amount due to related party	910,567	2,025,918
Secured short-term bank loans	12,791,501	12,808,964
TOTAL LIABILITIES	$32,628,005	$34,192,228
STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.01 per share Authorized 10,000,000 shares, none issued and outstanding
Common stock: par value $0.01 per share, Authorized 150,000,000 shares; issued and outstanding 28,623,996 shares in 2009 and 2008	286,240	286,240
Additional paid-in capital	12,001,927	12,001,927
Statutory reserves	714,013	714,013
Accumulated other comprehensive income	2,114,337	2,131,248
Accumulated deficit	(7,597,102)	(805,246)
TOTAL STOCKHOLDERS’ EQUITY	7,519,415	14,328,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,147,420	$48,520,410

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
	2009	2008	2009	2008
	$	$	$	$
Sales revenues	$-	$17,416,252	$2,268,197	$44,590,486
Cost of sales	-	(12,158,615)	(3,306,125)	(33,127,631)
Gross (loss) profit	-	5,257,637	(1,037,928)	11,462,855
Other operating income
Bad debts recovered	-	-		157,794
Decrease in provision for bad debts	-	(64,870)		388,341
Gain on disposal of a subsidiary	-	-	-	508,981
Total other operating income	-	(64,870)	-	1,055,116
Operating expenses
Administrative expenses	935,467	1,341,111	4,053,275	2,601,065
Selling expenses	-	67,885	-	169,738
Total operating expenses	935,467	1,408,996	4,053,275	2,770,803
(Loss) income from operations	(935,467)	3,783,771	(5,091,203)	9,747,168
Interest income	-	12,815	11,752	33,069
Other income	1,095	2,247	1,444	57,672
Government grants	118		73,959
Finance costs	(586,625)	(315,662)	(1,473,310)	(1,053,460)
(Loss) income before income taxes	(1,520,879)	3,483,171	(6,477,358)	8,784,449
Income taxes	(378,058)	16,882	(314,498)	(526,969)
Net income	(1,898,937)	3,500,053	(6,791,856)	8,257,480
Other comprehensive income
Foreign currency translation adjustments	105	(163,837)	(16,911)	975,931
Comprehensive (loss) income	(1,898,832)	3,336,216	(6,808,767)	9,233,411
(Loss) earnings per share attributable to Golden Elephant Glass Technology, Inc. common stockholders : basic and diluted	$(0.07)	$0.13	$(0.24)	$0.32
Weighted average number of shares outstanding :
basic and diluted	28,623,996	27,496,720	28,623,996	25,421,322

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
For the nine-month periods ended September 30, 2009 and 2008

	2009	2008
	$	$
Cash flows from operating activities
Net (loss) income attributable to Golden Elephant Glass Technology, Inc. common stockholders	(6,791,856)	8,257,480
Adjustments to reconcile net (loss) income attributable to GEGT common shareholders to net cash flows provided by (used in) operating activities:
Depreciation	2,293,245	2,154,692
Amortization of land use right	124,757	46,141
Valuation allowance for Deferred tax assets	314,948	127,338
Provision (recovery) for doubtful accounts	1,892,401	(388,341)
Provision for obsolete inventories	35,689
Gain on disposal of a subsidiary	-	(508,981)
Changes in operating assets and liabilities :
Trade receivables	(9,498)	(3,079,911)
Bills receivable	-	(32,650)
Other receivables	280,692	(410,530)
Prepayments and other current assets	268,412	(3,624,630)
Inventories	2,564,576	(3,617,384)
Trade payables	(1,348,676)	3,367,036
Bills payable	(746,295)	(2,093,377)
Other payables and accrued expenses	1,731,239	1,733,704
Sales receipt in advance	(132,965)	(6,055,692)
Income tax payable	(341)	(170,977)
Amount due to a director	65,630	(14,561)
Net cash flows provided by (used in) operating activities	541,958	(4,310,643)
Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,612)	(2,314,870)
Sales proceeds for disposal of land use right	-	246,759
Sales proceeds for disposal of property, plant and equipment	-	1,432,393
Payments to construction in progress	(1,362,146)	(5,991)
Net cash outflow from disposal of a subsidiary	-	(163)
Net cash outflows from acquisition of a subsidiary	-	(135,594)
Cash acquired from reserve takeover transaction	-	464
Decrease in restricted cash	733,500	629,245
Net cash flows (used in) provided by investing activities	(630,258)	(147,757)
Cash flows from financing activities
Advances to third parties		(2,846,451)
Proceeds received from related party loan	1,066,534	1,121,022
Related party loan repayment	(1,073,543)
Dividend paid to stockholders	-	(642,942)
Proceeds from unsecured loan	-	5,000,000
Repayment of bank loans	(17,463)	(2,711,520)
Proceeds from issuance of shares, net of direct share issue expenses of $550,000		4,524,963
Net cash flows provided by financing activities	(24,472)	4,445,072
Effect of foreign currency translation on cash and cash equivalents	(17,179)	(32,433)
Net decrease in cash and cash equivalents	(129,951)	(45,761
Cash and cash equivalents - beginning of period	141,419	62,660
Cash and cash equivalents - end of period	11,468	16,899
Supplemental disclosures for cash flow information:
Cash paid for :
Interest		905,636
Income taxes		582,809
Non-cash investing and financing activities
Consideration of disposal of a subsidiary offset by other payable		709,200
Partial of unsecured loan offset by advances to related parties		3,260,000
Amount due from a related party settled by offsetting the loan from related party	1,108,343

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.

Corporation information

Golden Elephant Glass Technology, Inc. (the “Company”) was incorporated in the State of Nevada on December 2, 1993. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

The Company is engaged in the manufacture and distribution of float glasses in the People’s Republic of China (the “PRC”). The Company's product offerings include float glass, ultra-clear glass, colored flat glass and high grade glass processed products such as mirrors, tempered glass, insulated glass, etc., and are marketed primarily under the "Golden Elephant" brand name. The major target market of the Company's products is in the PRC.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

(ii)

Going concern (Cont’d)

The Company incurred a net loss of $ 6,791,856 for the nine months ended September 30, 2009 and had net current liabilities of $32,628,005 and accumulated deficit of $7,597,102 as of September 30, 2009. In addition, due to deteriorating global economic environment and shrinking gross profit margin of float glass, the management decided to implement a maintenance program for both 300 tons and 500 tons float glass production lines in late November 2008 and January 2009 respectively. During the maintenance period, all operations of the production lines and all manufacturing of the float glass products are suspended. Referring to the above factors, substantial doubt is raised to the Company’s ability to continue as a going concern.

The management believes that the suspension of production lines during deteriorating global economic environment provides an opportunity to mitigate the negative economic impact to the Company. Other than the routine maintenance, the Company’s maintenance program also involves upgrades to its production lines for producing higher end products for improving the profitability in the future. However, the Company has no assurance with respect to the future profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.

Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables. As of September 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Summary of significant accounting policies (Cont’d)

	Concentrations of credit risk (Cont’d)

	During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are:

		Three months ended		Nine months ended
		September 30,		September 30,
		(Unaudited)		(Unaudited)
		2009	2008	2009	2008
	Company A	$-	$-	$2,268,197	$-
	Company B	-	3,833,390	-	7,018,844
		$-	$3,833,390	$2,268,197	$7,018,844

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In June 2009, the FASB issued Update No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes "The FASB Accounting Standards Codification," or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009.There was no impact on the Company’s consolidated operating results, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended June 30, 2009. There was no impact on the Company’s consolidated operating results, financial position or cash flows.

In April 2009, the FASB issued ASC 825 and ASC 270-10, “Interim Disclosures about Fair Value of Financial Instruments.” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. ASC 825 is effective for interim periods ending after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

4.

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

5.	Inventories	September 30,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Raw materials	$1,060,072	$1,000,698
	Finished goods	706,961	3,325,595
	Consumables	-	41,005

		$1,767,033	$4,367,298

As of September 30, 2009, finished goods with carrying value of $423,535 (Note 8(a)) were pledged to the banks for the bank loans granted to the Company.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Secured short-term bank loans	September 30,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Bank loans repayable within 1 year	$12,791,501	$12,808,964

Note :

(i)

As of September 30, 2009, the bank loans were past due and carried at the weighted average interest rate of 15% per annum.

As of September 30, 2009, the Company’s banking facilities were as follows :

Facilities granted	Granted	Amount utilized	Unused
Secured bank loans	$12,791,501	$12,791,501	$-

The above secured bank loans were secured by the following :-

(a)	Finished goods with carrying value of $423,535 (Note 5);
(b)	Property, plant and equipment with carrying value of $12,436,140 (Note 6);
(c)	Land use right with carrying value of $2,777,966; and
(d)	Guarantee executed by Ms. Tan Lin, the Company’s CEO and Director, and third parties.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

7.

Related party transactions

The Company offset $1.1 million receivable from Ms. Tan with loan borrowed from Ms. Tan, who is the CEO and a director of the Company.

The $910,000 due to related party balance at September 30, 2009 represents an interest free, unsecured, due on demand loan with the amount of $244,000 from Ms. Tan and a 8% per annum, unsecured and one year term loan with the amount of $666,000.

The interest payable to Ms. Tan related to the interest bearing loan is $33,800 and $104,400 for the three and nine months periods ending September 30, 2009.

The $103,157 due to a director balance at September 30, 2009 represents an interest free, unsecured, due on demand loan borrowed from a director of the Company.

8.

Income taxes

During the nine months period ending September 30, 2009, the Company fully reserved the deferred tax assets generated by the loss carry forward for the total amount of $378,058.

9.

Commitments and contingencies

Capital commitment

As of September 30, 2009, the Company had capital commitments amounting to $3,076,982 in respect of the construction in progress which was contracted for but not provided in the condensed consolidated financial statements.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.

Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 24.4% of average salaries of latest fiscal year ended of Fuxin City Liaoning province, to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $23,754 and $71,653 for the nine months ended September 30, 2009 and 2008 respectively.

11.

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 20, 2009, the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

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

Our financial and operating results for the quarter ended September 30, 2009 were, and are expected to be for the foreseeable future, suboptimal due to the worldwide global economic crisis. Since many of our customers operate in industry segments that have been hardest hit by the economic crisis, such as the automotive, construction and home furnishing industries, our performance has consequently suffered. Until the amelioration of the economic crisis, particularly in the industry segments in which our targeted customers operate, we expect to continue to experience significant challenges. In response to these challenges, we will continue to implement what we believe to be prudent, cost-saving measures in a judicious and timely fashion. Recently, we suspended operations of our float glass manufacturing operations in order to perform maintenance and system upgrades that eventually would be needed. We opted to suspend operations and initiate the maintenance program at a time when pricing and demand for our products was low in order to minimize the adverse effect of suspending operations. We intend to continue to take appropriate steps to minimize the adverse effects of the global economic crisis on our operations and financial performance. However, there is substantial doubt about our ability to continue as a going concern.

Recent Developments

As of the date of this report, we have invested $1.36 million for the upgrades of 300T production line and have finished the upgrades for auxiliary departments such as cold junction and auto supply. We are still in the process of upgrading furnaces.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the nine months period ending September 30, 2009:

Sales Revenue: Sales revenue decreased $42.3 million, or 94.9%, to $2.3 million for the nine months period ending September 30, 2009from $44.6 million for the same period last year.

Gross Margin: Gross margin was -45.8% for nine months period ending September 30, 2009, as compared to 25.7% for the same period in 2008.

Net Income: Net income decreased $15.1 million, or 182.2%, to -$6.8 million for nine months period ending September 30, 2009, from $8.3 million for the same period of last year.

Fully diluted net income per share: Fully diluted net loss per share was -$0.24 for nine months period ending September 30, 2009, as compared to a net earning per share of $0.32 for the same period last year.

Taxation

United States

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no taxable income in the third quarter of 2009.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0% ..

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

During the nine months period ending September 30, 2009, the Company fully reserved the deferred tax assets generated by the loss carry forward for the total amount of $378,058.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

		Three months ended 30-Sep (unaudited)				Nine months ended 30-Sep (unaudited)

	2009		2008		2009		2008
		As a % of	In	As a % of	In	As a % of	In	As a % of
	In Thousands	sales revenues	Thousands	sales revenues	Thousands	sales revenues	Thousands	sales revenues
Sales revenue	$-	100.0%	$17,416	100.0%	2,268	100.0%	$44,590	100.0%
Cost of sales	-	100.0%	(12,159)	69.8%	(3,306)	-145.8%	(33,127)	-74.3%
Gross profit	-	100.0%	5,257	30.2%	-1,038	-45.8%	11,463	25.7%
Other operating income	-	100.0%	(65)	-0.4%	-	0.0%	1,055	2.4%
Operating expenses
Administrative expenses	935	N/A	1,341	7.7%	4,053	178.7%	2,601	5.8%
Selling expenses	-	0.0%	68	0.4%	-	0.0%	170	0.4%
Total operating expenses	935	N/A	1,409	8.1%	4,053	178.7%	2,771	6.2%
Other income	1	N/A	15	0.1%	87	3.8%	91	0.2%
Finance costs	587	N/A	316	1.8%	1,473	65.0%	1,053	2.4%
Income before income taxes	-1,521	N/A	3,483	20.0%	(6,477)	-285.6%	8,785	19.7%
Income taxes	(378)	0.0%	17	0.1%	(314)	-13.9%	(527)	-1.2%

Net income	$(1,899)	N/A	3,500	20.1%	$(6,792)	299.4%	$8,258	18.5%

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

Sales Revenue. Our sales revenue is generated from sales of our float glass products and ultra-white glass products from the inventory. Sales revenue decreased $17.4 million, or 100%, to $0 for the three months ended September 30, 2009 from $17.4 million for the same period ended on September 30, 2008. This decrease was mainly attributable to weakened demand for our products resulting from the global economic crisis as well as the cessation of our operations.

Cost of Sales. Our cost of sales primarily comprises of the costs of our raw materials, labor and overhead. Our cost of sales decreased $12.2 million, or 100%, to $0 for the three months ended September 30, 2009 from $12.2 million during the same period in 2008. This decrease was mainly due to decrease in sales volume. As a percentage of sales revenue, the cost of sales decreased to 0% from 69.8% in the same period of 2008. Such percentage increase was primary due to decreased sales volume and decreased prices for our products.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased $5.3 million, or 100%, to $0 million for the three months ended September 30, 2009 from approximately $5.3 million for the same period in 2008. Gross profit as a percentage of sales revenue was 0% for the three-month period ended September 30, 2009, as compared to 30.2% during the same period in 2008. Such percentage decrease was mainly due to lower prices for our products as demand weakened.

Administrative Expenses. Administrative expenses consist of costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses decreased $405,644, or 30.2%, to $935,467 for the three months ended September 30, 2009 from approximately $1,341,111 for the same period in 2008. This amount increase was primarily attributable to increase in prepaid account write-off.

Selling Expenses. Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses decreased $67,885 to $0 for the three months ended September 30, 2009 from $67,885 for the same period in 2008. As a percentage of sales revenue, our selling expenses decreased to 0% for the three months ended September 30, 2009 from 0.4% for the same period in 2008. This dollar and percentage decrease was primarily attributable to the fact that there was no expenses incurred from sales of products.

Total Operating Expenses. Our total operating expenses decreased $473,529, or 33.6%, to $935,467 for the three months ended September 30, 2009 from $1,408,996 for the same period in 2008. The dollar decrease was primarily attributable to the increase of prepaid account write-off as discussed above.

Income Taxes . Income taxes increased $394,940 to $378,058 during the three months ended September 30, 2009 from -$16,882 during the same period in 2008. The increase is due to the Company fully reserving the deferred tax assets during the three months ended September 30, 2009.

Net income. Our net income decreased $5.4 million, or 154.3%, to -$1.9 million during the three months ended September 30, 2009 from $3.5 million during the same period in 2008, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Sales Revenue. Our sales revenue is generated from sales of our float glass products and ultra-white glass products from our inventory. Sales revenue decreased $2.3 million, or 94.9%, to $2.3 million for the nine-month period ended September 30, 2009 from $4.6 million for the same period ended on September 30, 2008. This decrease was mainly attributable to weakened demand for our products resulted from the global economic crisis as well as the cessation of our operations.

Cost of Sales. Our cost of sales is primarily comprised costs of raw materials, labor and overhead. Our cost of sales decreased $29.8 million, or 90.0%, to $3.3 million for the nine-month period ended September 30, 2009 from $33.1 million during the same period in 2008. This decrease was mainly due to decrease in sales volume. As a percentage of sales revenue, the cost of sales increased to 145.8% from 74.3% in the same period of 2008. Such percentage increase was primary due to decreased sales volume and decreased prices for our products.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased $12.5 million, or 109.1%, to -$1.0 million for the nine-month period ended September 30, 2009 from approximately $11.5 million for the same period in 2008. Gross profit as a percentage of sales revenue was (45.8)% for the nine-month period ended September 30, 2009, as compared to 25.7% during the same period in 2008. Such percentage decrease was mainly due to lower prices for our products as demand weakened.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $1,452,210, or 55.8%, to $4,053,275 for the nine-month period ended September 30, 2009 from approximately $2,601,065 for the same period in 2008. As a percentage of sales revenue, administrative expenses increased to 178.7% for the nine-month period ended September 30, 2009, as compared to 5.8% for the same period in 2008. This percentage increase was primarily attributable to increase in bad debt reserve.

Selling Expenses. Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses decreased $169,738 to $0 for the nine-month period ended September 30, 2009 from $169,738 for the same period in 2008. As a percentage of sales revenue, our selling expenses decreased to 0% for the nine-month period ended September 30, 2009 from 0.4% for the same period in 2008. This dollar and percentage decrease was primarily attributable to the fact that there was no expense incurred from sales of products.

Total Operating Expenses. Our total operating expenses increased $1,282,472, or 46.3%, to $4,053,275 for the nine-month period ended September 30, 2009 from $2,770,803 for the same period in 2008. As a percentage of sales revenue, our total expenses increased to 178.7% for the nine-month period ended September 30, 2009 from 6.2% for the same period in 2008. The dollar decrease was primarily attributable to the decrease of expenses as discussed above.

Income from Operations before Taxes. Income from operations before taxes decreased $15.3 million, or 173.8%, to -$6.5 million during the nine-month period ended September 30, 2009 from $8.8 million during the same period in 2008. Income from operations before taxes as a percentage of sales revenue decreased to (258.6)% during the nine-month period ended September 30, 2009 from 19.7% during the same period in 2008 due to the factors described above.

Income Taxes . Income taxes decreased $212,471 to $314,498 during the nine-month period ended September 30, 2009 from $526,969 during the same period in 2008. The decrease in income taxes was due to decrease in income for the nine months ended September 30, 2009. In addition, the Company fully reserved the deferred tax assets during the nine months ended September 30, 2009.

Net income. Our net income decreased $15.0 million, or 182.2%, to -$6.8 million during the nine-month period ended September 30, 2009 from $8.3 million during the same period in 2008, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $11,468. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(All amounts in thousands of U.S. dollars)

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by (used in) operating activities	542.0	(4,310.6)
Net cash (used in)provided by investing activities	(630.3)	(147.8)
Net cash provided by financing activities	(24.5)	4,445.1
Effect of foreign currency translation on cash and cash equivalent	(17.2)	(32.4)
Net decrease in cash and cash equivalent	(130)	(45.8)

Operating Activities:

Net cash provided by operating activities was $0.5 million for the nine-month period ended September 30, 2009, which is an increase of $4.8 million from the -$4.3 million net cash provided by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to decrease in inventory and increase in accounts payable.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and construction in progress.

Net cash used in investing activities in the nine-month period ended September 30, 2009 was -$0.6 million, which is an increase of $0.5 million from net cash used by investing activities of -$0.1 million in the same period of 2008. The increase was mainly due to our investment in the maintenance and upgrades of the existing production lines.

Financing Activities:

Net cash used by financing activities in the nine-month period ended September 30, 2009 totaled -$24,472 which is a decrease of -$4.5 million from the net cash provided in financing activities of $4.4 million in the same period of 2008.

As of September 30, 2009, the amount, maturity date and term of each of our bank loans are as follows:

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

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceed will be used as working capital. As of September 30, 2009, we owed Ms. Tan approximately $0.9 million.

We did not repay any bank loan due to capital shortage in the third quarter of 2009. In the current tight credit market, we cannot give assurance that we can refinance these loans on favorable terms to us, if at all. Our current available working capital may not be adequate to sustain our operations at our current levels through at least the next twelve months. There is substantial doubt about our ability to continue as a going concern. The fact that we have received this “going concern opinion” from our independent auditors may make it more difficult for us to raise capital on favorable terms. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lin Tan, and Chief Financial Officer, Ms. Hong Tan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on our assessment, Ms. Lin Tan and Ms. Hong Tan determined that, as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2009.

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

Changes in Internal Controls over Financial Reporting.

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ELEPHANT GLASS
TECHNOLOGY, INC.

Date: November 20, 2009

/s/ Lin Tan
Lin Tan
Chief Executive Officer and President (Principal
Executive Officer)

Date: November 20, 2009

/s/ Hong Tan
Hong Tan
Chief Financial Officer (Principal Financial
and Accounting Officer)