Form 10-K
period 2009-12-31
Golden Elephant Glass Technology, Inc.
filed 2010-12-22
CIK 1006384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[     ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

Yes [   ]                 No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [    ]             No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [    ]             No [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [ x ]             No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [    ]             No [ x ]

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the price at which the common stock was last sold., or the average bid and asked price of such common stock) was approximately $849,560. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on December 21, 2010 was 28,623,996.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements". Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors including risks described in “Risk Factors” in Item 1A of this Report and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to http://www.safe.gov.cn/model_safe_en/index.jsp, the official website of the PRC State Administration of Foreign Exchange, as of January 1, 2010, or 1 yuan = US$0.1462.

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

Our glass and glass products are manufactured in a broad range of colors and specifications which are usually measured by thickness and width and range between 2-23 millimeters in thickness and 3,300 millimeters in width. Our glass products are marketed primarily under the “Golden Elephant” brand name. Our total annual production capacity of our glass products is currently 4.95 million weight cases and we maintain two production lines which have an aggregate daily melting capacity of over 800 tons, in which 300 tons production line was rent from Fuxin Guangya Flat Glass Co. Ltd. which has been bankrupted.

We strive to be a low cost provider of high quality products. Our glass products have been given a GB 11615-199 certification by the Chinese National Quality Standards for glass products and passed the annual inspections conducted by Chinese National Glass Inspection Committee since 2004. Our products also have been certified by ISO 9001-2000, a Chinese Quality System and ESC certification, a European Quality Certification for construction products, with the valid term from March 24, 2007 to March 24, 2010, new Quality Certification should be re certified after March 24, 2011. We transport our products by train, sea and expressway.

During the recent global economic crisis, many of our customers operate in industry segments that have been hardest hit by the economic crisis, such as the automotive, construction and home furnishing industries, our performance was consequently suffered. From November 2008, we suspended operations of our float glass manufacturing operations in order to perform maintenance and system upgrades that eventually would be needed We are performing eight technological enhancement projects and will be completed by the end of 2010. We opted to suspend operations and initiate the maintenance program at a time when pricing and demand for our products was low in order to minimize the adverse effect of suspending operations. Until the amelioration of the economic crisis, particularly in the industry segments in which our targeted customers operate, we expect to continue to experience significant challenges. In response to these challenges, we will continue to implement what we believe to be prudent, cost-saving measures in a judicious and timely fashion. We intend to continue to take appropriate steps to minimize the adverse effects of the global economic crisis on our operations and financial performance.

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

The prices of raw materials oscillated significantly in [2009], especially for heavy oil and pure alkali. Due to the company has suspended production in 2009, so we have no purchase at all. The fluctuations in prices did not affect supply but led to changes in the sources of suppliers in that more suppliers will come on stream when prices rise. We intend to source supplies from suppliers that are financially sound to lower the risk of non-supply.

Our Distributors and Customers

We sell approximately 90% of our glass products through various regional distributors in China. We have established and maintained long term relationships with major distributors who we believe have local business experience and established regional sales networks.

Sales and Marketing

As of [December 31, 2009], no employee was assigned to be in contact with our primary distributors. Members of our sales team generate sales leads by contacting prospective distributors directly and by attending industry trade shows and exhibitions. In addition, we utilize the internet to advertise and introduce ourselves to potential customers overseas and established agent sales network in Africa, Korea, Russia and mid-east area. We are also developing our sales networks in China by establishing warehouses in many major cities to reduce intermediary costs, improve profit margin and introduce our new products. We utilized the new marketing strategy in Dalian, which proved to be successful.

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

Research and Development

Currently, no employees devoted to our research and development efforts, which are aimed at finding new varieties of products, improving existing products, improving overall product quality, and reducing production costs. In 2009 and 2008, our research and development expenses amounted to approximately $ 0 million and $1.8 million, respectively.

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

Our Employees

As of December 31, 2009, we employed a total of 38 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	4
Human Resource & Administration	9
Production	22
Accounting	3
Total

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Report before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

We opted to suspend our operations and initiate the maintenance programs since November 2008 when many of our customers suffered during the global economic crisis and therefore had low demand for our products, and have not set up a specific timeline when we will resume our operations.

Since November 2008, we have suspended our operations and commenced our maintenance programs which continued throughout the fiscal year of 2009. As a result, we did not generate any revenues as of December 30, 2009. We intend to resume our operations when our customers substantially recover from the economic challenges they suffered during the global economic crisis and thereby substantially increase their demand for our products. We intend to make our best efforts to resume our production as soon as possible, but as of the date of this report, we have not set up a specific timeline when we will resume our operations.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lin Tan, our Chairman and Chief Executive Officer and Hong Tan, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

We currently sell most of our glass in China, but have also exported our float glass products to Asia, Europe, South America and South Africa. Our overseas sales accounted for 0% of our total sales in 2009 and 2.3% in 2008. We plan to selectively enter international markets in which an opportunity to sell our products has been identified. The marketing, distribution and sale of our products overseas expose us to a number of risks, including:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of the company’s internal controls. Under current law, we were subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2009, although the auditor attestation is not required until our annual report for the fiscal year ending December 31, 2009 assuming our filing status remains as a smaller reporting company. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Trading on the OTC pink sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC pink sheets electronic quotation system. Trading in stock quoted on the OTC pink sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC pink sheets is not a stock exchange, and trading of securities on the OTC pink sheets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Because our common stock is quoted and traded on the OTC pink sheets, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on the OTC pink sheets or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was initially quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority under the symbol “GOEG.OB.” Since May 18, 2010, we have been quoted on the OTC pink sheets electronic quotation system. The OTC pink sheets electronic quotation system is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTC pink sheets electronic quotation system under the symbol “GOEG”.

The market for our common stock is limited, volatile and sporadic. The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC pink sheets. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

		Closing Bid Prices (1)
		High	Low
Year Ended December 31, 2009
1st Quarter		$0.27	0.04
2nd Quarter		$0.22	0.04
3rd Quarter		$0.35	0.043
4th Quarter		$0.031	0.02

Year Ended December 31, 2008
1st Quarter	$	N/A	N/A
2nd Quarter		$4.00	3.75
3rd Quarter		$6.00	3.75
4th Quarter	$6.00	0.19

_______________
(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 31, 2010, there were approximately 689 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2008 fiscal year.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2009.

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

COMPANY OVERVIEW

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

Our glass and glass products are manufactured in a broad range of colors and specifications which are usually measured by thickness and width and range between 2-23 millimeters in thickness and 3,300 millimeters in width. Our glass products are marketed primarily under the “Golden Elephant” brand name. Our total annual production capacity of our glass products is currently 4.95 million weight cases and we maintain two production lines which have an aggregate daily melting capacity of over 800 tons, in which 300 tons production line was rent from Fuxin Guangya Flat Glass Co. Ltd. which has been bankrupted.

We strive to be a low cost provider of high quality products. Our glass products have been given a GB 11615-199 certification by the Chinese National Quality Standards for glass products and passed the annual inspections conducted by Chinese National Glass Inspection Committee since 2004. Our products also have been certified by ISO 9001-2000, a Chinese Quality System and ESC certification, a European Quality Certification for construction products, with the valid term from March 24, 2007 to March 24, 2010, new Quality Certification should be re certified after March 24, 2011. We transport our products by train, sea and expressway.

During the recent global economic crisis, many of our customers operate in industry segments that have been hardest hit by the economic crisis, such as the automotive, construction and home furnishing industries, our performance was consequently suffered. From November 2008, we suspended operations of our float glass manufacturing operations in order to perform maintenance and system upgrades that eventually would be needed We have performing eight technological enhancement projects and will be completed by the end of 2010. We opted to suspend operations and initiate the maintenance program at a time when pricing and demand for our products was low in order to minimize the adverse effect of suspending operations. Until the amelioration of the economic crisis, particularly in the industry segments in which our targeted customers operate, we expect to continue to experience significant challenges. In response to these challenges, we will continue to implement what we believe to be prudent, cost-saving measures in a judicious and timely fashion. We intend to continue to take appropriate steps to minimize the adverse effects of the global economic crisis on our operations and financial performance.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated:

	Year ended December 31,	Year ended December 31,
	2009	2008

Sales revenues	$2,267,268	$60,723,960
Cost of sales	2,267,268	49,893,845
Gross profit	-	10,830,115
Other operating income
Gain on disposal of a subsidiary	-	508,981

Total other operating income	-	508,981
Operating expenses:
Administrative expenses	3,605,591	1,933,266
Research and development expenses	-	1,761,554
Selling expenses	-	205,955
Increase in provision for doubtful debts	4,509,885	6,687,230
Increase in provision for inventories	203,576	-
Impairment of property, plant and equipment	-	2,757,229
Impairment of goodwill	-	393,831

Total operating expenses	8,319,052	13,739,065

(Loss)/income before income taxes and minority interests	(10,442,112)	(3,668,827)
Income taxes	(314,411)	(85,068)
Minority interests	-	4,994
Net loss from continuing
operations	(10,756,523)	(3,748,901)

Other comprehensive income
Foreign currency translation adjustments	(32,183)	1,054,913
Comprehensive net loss	(10,788,706)	$(2,693,988)

Sales Revenue. Our sales revenue decreased by $58.4 million, or 96.2%, to $2.3 million in the year ended on December 31, 2009 from $60.7 million in same period ended December 31, 2008. This significant decrease in revenue was mainly attributable to suspension production, only disposal opening finished products.

Cost of Sales. Our cost of sales decreased by $47.6 million, or 95.4%, to $2.3 million in the year ended December 31, 2009 from $49.9 million in the same period ended 2008. This substantially decrease was mainly due to sales revenue decrease.

Gross Profit. Our gross profit decreased $10.8 million, or 100.0%, to $0 in the year ended December 31, 2009 from $10.8 million in the same period ended December 31, 2008. Gross profit margin was 0% in 2009, as compared to 17.8% in 2008. Such percentage decrease was mainly due to disposal opening products and no margin.

Administrative Expenses. Our administrative expenses increased by $1.7 million, or 89.5%, to $3.6 million in the fiscal year ended December 31, 2009 from $1.9 million in the same period ended December 31, 2008. As a percentage of sales revenue, administrative expenses increased to 159.0% in 2009, as compared to 3.1% in 2008. This percentage increase was primarily attributable to the fact that all depreciation expense presented as administrative expense due to suspension production this year, and the sales revenue decreased 95.4%, then decreasing the comparison base.

Research and development Expenses Our research and development expenses decreased by $1.8 million, or 100.0%, to $0 in the fiscal year ended December 31, 2009 from $1.8 in the fiscal year ended December 31, 2008. As a percentage of sales revenue, research and development expenses decreased to 0% in 2009, as compared to 3.0% in 2008. This percentage decrease was primarily attributable to no R & D activities due to suspension production.

Increase in provision for doubtful debts. Our provision for doubtful debts and inventories and impairment of PPE and goodwill decreased by $5.1 million, or 52.0%, to $4.7 million in the fiscal year of 2009 from $9.8 million in the fiscal year of 2008. The substantial decrease of provision for doubtful debts and inventories and impairment of PPE and goodwill expenses increased was primarily attributable to no new receivables, and only increased provision for opening accounts receivables.

Selling Expenses. Our selling expenses decreased by $205,955, or 100.0%, to $0 in 2009 from $205,955 in 2008. As a percentage of sales revenue, selling expenses decreased to 0% in 2009, as compared to 0.3% in 2008. This percentage decrease was primarily attributable to no any selling expenses due to suspension production.

Operating Expenses. Our operating expenses decreased by $5.4 million, or 39.4%, to $8.3 million in 2009 from $13.7 million in 2008. The substantial decrease of operating expenses was primarily attributable to no selling and R & D expenses, and no FA impairment expenses this year.

Loss before Income Taxes and Minority Interests. Loss before income taxes and minority interests increased by $6.7 million, or 181.1%, to $10.4 million in 2009 from $3.7 million in 2008. The significant increase of loss from income taxes and minority interests was primarily due to sales revenue decreased dramatically this year.

Income Taxes. The increase in income taxes from $85,068 in 2008 to $314,411 in 2009 was mainly due to write off the opening deferred tax assets.

Net Loss. Our net loss increased by $7.1 million, or 191.9%, to $10.8 million in 2009 from $3.7 million in 2008, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of approximately $7,358. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Year ended December 31,
	2009	2008
Net cash flows (used in)/provided by operating activities	1,285,794	(2,630,975)
Net cash flows used in investing activities	(1,334,376)	(3,655,755)
Net cash flows provided by financing activities	-	6,358,663
Effect of foreign currency translation on cash and cash equivalents	(85,479)	6,826
Net increase (decrease) in cash and cash equivalents	(134,061)	78,759

Net cash (used in)/ provided by operating activities

Net cash provided by operating activities was $1.3 million in 2009, as compared to $2.6 million net cash used in operating activities for the same period in 2008. This $3.9 million increase in net cash provided by operating activities was mainly attributable to account receivables decreased this year.

Net cash used in investing activities

Net cash used in investing activities was $1.3 million in 2009, as compared to $3.7 million in 2008. This $2.4 million decrease in net cash used for investing activities was mainly attributable to decrease prepayment to related parties.

Net cash flows provided by financing activities

We did not generate any cash flow by financing activities in 2009, but generated $6.4 million in 2008. The substantial decrease of net cash provided by financing activities was mainly due to suspension production.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates. Critical accounting estimates used in preparation of the financial statements include management’s judgments about its valuation of the allowance for bad debt.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are:

	Year ended December 31,
	2009	2008

Company A	$2,267,268	$-
Company B	-	6,856,951

Totals	$2,267,268	$6,856,951

During the year of 2009, there is only one sales transaction, Company A represent 100% of the Company’s consolidated sales.

Details of customers for 10% or more of the Company’s trade receivables are:

	As of December 31,
	2009	2008

Company A	$1,649,929	$-
Company B	610,313	2,100,565
Company C	559,878	1,431,077
Company D	479,610	964,541
Company E	-	1,589,632
Company F	-	1,172,836

Totals	$3,299,730	$7,258,651

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2009 and 2008, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

Restricted cash

Deposits in banks pledged as securities for bills payable that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance; the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgment about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, management establishes a general provisioning policy to make the allowance equivalent to 10% of gross amount of trade receivables and other receivables due over 6-12 months, 25% gross amount of trade receivables and other receivables due over 1-2 years and 50% of gross amount of trade receivables and other receivables due over 2-3 years and 100% of gross amount of trade receivables and other receivables due over 3 years. Additional specific provision is made against trade receivables aged less than 6 months to the extent which they are considered to be doubtful.

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

Recently issued accounting pronouncements

Adoption of FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, " The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ". This standard is now included in ASC Topic 105 and established only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the "Codification") became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Effective August 1, 2009, we adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP. The adoption had no impact on our consolidated financial condition, results of operations or cash flows.

Adoption of FASB ASC 805

Effective January 1, 2009, the Company adopted FASB ASC 805, “Business Combinations.” FASB ASC 805 changed accounting for acquisitions that close beginning in 2009. FASB ASC 805 extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FASB ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of FASB ASC 805 did not have a material impact on the Company’s financial statements.

Adoption of FASB ASC 805-20

Effective January 1, 2009, the Company adopted FASB ASC 805-20, “Non controlling Interests in Consolidated Financial Statements.” FASB ASC 805-20 requires that a non controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non controlling equity investment retained in a deconsolidation. FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption FASB ASC 805-20 did not have material impact on the Company’s financial statements.

Adoption of FASB ASC 815

Effective January 1, 2009, the Company adopted FASB ASC 815, “Disclosures about Derivative Instruments and Hedging Activities.” FASB ASC 815 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect the Company’s financial results. The adoption FASB ASC 815 did not have any impact on the Company’s financial statements.

Adoption of FASB ASC 350-30

Effective January 1, 2009, the Company adopted FASB ASC 350-30, “Determination of the Useful Life of Intangible Assets.” FASB ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of FASB ASC 350-30 did not have material impact on the Company’s financial statements.

Adoption of FASB ASC 860

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in years beginning after November 15, 2009 and in interim periods within those years with earlier adoption prohibited. The adoption of ASC 860 is not expected to have a material impact on our consolidated financial position or results of operations.

Adoption of FASB ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value," which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 will be effective for interim and annual periods beginning after its issuance and did not have a material impact on our consolidated financial position or results of operations.

Adoption of FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in our year 2011 and must be applied prospectively. We are currently evaluating the impact of the provisions of ASU 2009-13.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Golden Elephant Glass Technology, Inc.

Consolidated Financial Statements
(Stated in US dollars)

Golden Elephant Glass Technology, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages
Report of Independent Registered Public Accounting Firm	34 - 35
Consolidated Balance Sheets	36 - 37
Consolidated Statements of Operations and Comprehensive (Loss) Income	38
Consolidated Statements of Cash Flows	39 - 40
Consolidated Statements of Stockholders’ Equity	41
Notes to Consolidated Financial Statements	42 - 62

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden Elephant Glass Technology, Inc.

We have audited the accompanying consolidated balance sheets of Golden Elephant Technology, Inc. (the "Company") and its subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss for the year ended December 31, 2008 and had net current liabilities and accumulated (deficit) as of December 31, 2008. In addition, due to deteriorating global economic environment and shrinking gross profit margin of float glass, the Company is implementing a maintenance program for the upgrades of float glass production lines, of which the operations are suspended during the maintenance period. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The management believes that the suspension of production lines during deteriorating global economic environment provides an opportunity to mitigate the negative economic impact to the Company and the upgrades are expected to improve the profitability in the future. However, the Company has no assurance with respect to the maintenance program. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF
Certified Public Accountants
Hong Kong, China
April 15, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Golden Elephant Glass Technology, Inc.

We have audited the accompanying consolidated balance sheets of Golden Elephant Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficits of $11,561,769 at December 31, 2009 including losses of $10,756,523 for the year ended December 31, 2009. The Company also has a working capital deficiency of $22,362,695 as of December 31, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NW Pacific CPA, LLC
Newcastle, Washington
November 29, 2010

Golden Elephant Glass Technology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$7,358	$141,419
Restricted cash	-	733,500
Trade receivables, net	3,883,810	7,893,130
Other receivables, net	1,886,300	2,371,514
Prepayments	2,795,202	4,291,918
Inventories	1,572,028	4,367,298
Amount due from a related party	-	1,108,343
Deferred taxes	-	24,939

Total current assets	10,144,698	20,932,061

Non-current assets
Property, plant and equipment, net	23,046,810	24,485,104
Land use right	2,855,361	2,813,236
Deferred taxes	-	290,009

TOTAL ASSETS	$36,046,869	$48,520,410

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$10,307,198	$11,116,809
Bills payable	719,228	1,467,000
Other payables and accrued expenses	3,136,502	3,750,937
Sales receipt in advance	314,423	501,397
Interest payable	2,032,329	333,532
Tax payable	2,496,391	2,150,144
Amount due to a director	104,358	37,527
Amount due to a related party	-	285,918
Secured short-term bank loans	12,765,307	12,808,964
Loan from related party - Lin Tan	631,657	1,740,000

TOTAL LIABILITIES	32,507,393	34,192,228

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.01 per share Authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.01 per share Authorized 150,000,000 shares in 2009 and 2008; issued and outstanding 28,623,996 shares in 2009 and 2008	286,240	286,240
Additional paid-in capital	12,001,927	12,001,927
Statutory reserves	714,013	714,013
Accumulated other comprehensive income	2,099,065	2,131,248
Accumulated retained deficit	(11,561,769)	(805,246)

TOTAL STOCKHOLDERS’ EQUITY	3,539,476	14,328,182

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,046,869	$48,520,410

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Sales revenues	$2,267,268	$60,723,960
Cost of sales	2,267,268	49,893,845
Gross profit	-	10,830,115

Other operating income
Gain on disposal of a subsidiary	-	508,981
Total other operating income	-	508,981

Operating expenses
Administrative expenses	3,605,591	1,933,266
Research and development expenses	-	1,761,554
Selling expenses	-	205,955
Increase in provision for doubtful debts	4,509,885	6,687,230
Increase in provision for inventories	203,576	-
Impairment of property, plant and equipment	-	2,757,229
Impairment of goodwill	-	393,831
	8,319,052	13,739,065

Loss from operations	(8,319,052)	(2,399,969)
Interest income	11,814	46,968
Other income	1,575	90,425
Other expenses	(389,231)	-
Government grants	106,103	17,021
Interest costs	(1,853,321)	(1,423,272)

Loss before income taxes and minority interests	(10,442,112)	(3,668,827)
Income taxes	(314,411)	(85,068)
Minority interests	-	4,994
Net loss from continuing operations	(10,756,523)	(3,748,901)

Other comprehensive income
Foreign currency translation adjustments	(32,183)	1,054,913
Comprehensive net loss	$(10,788,706)	$(2,693,988)

Loss per share - Basic	$(0.38)	$(0.14)
- Diluted	$(0.38)	$(0.14)
Weighted average number of shares outstanding

- Basic	28,623,996	26,263,342
- Diluted	28,623,996	26,294,577

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2009	2008
Net loss from continuing operations	$(10,756,523)	$(3,748,901)
Adjustments to reconcile net loss to net cash flows
(used in)/provided by operating activities:
Depreciation	2,553,894	2,906,565
Amortization of land use right	(42,125)	61,854
Gain on disposal of a subsidiary	-	(508,981)
Impairment of property, plant and equipment	-	2,757,229
Impairment of goodwill	-	393,831
Provision for doubtful accounts	4,509,885	6,687,230
Provision for inventory	203,576	-
Deferred taxes	314,948	15,930
Minority interests	-	(4,994)
Changes in operating assets and liabilities:
Restricted cash	733,500	629,478
Trade receivables	952,416	(8,826,699)
Other receivables	(621,279)	(142,171)
Prepayments	1,496,716	(2,272,606)
Inventories	2,591,695	923,883
Trade payables	(809,611)	2,724,578
Bills payable	(747,772)	(2,093,377)
Other payables and accrued expenses	(1,005,713)	4,418,156
Sales receipt in advance	(186,974)	(6,076,825)
Amount due to a director	66,832	36,615
Interest payable	2,032,329	-
Income tax payable	-	(511,770)
Net cash flows (used in)/provided by operating activities	1,285,794	(2,630,975)
Cash flows from investing activities
Advances to related parties	-	(2,831,035)
Payments to acquire property, plant and equipment	-	(2,317,527)
Payment for construction in progress	(1,334,376)	(35,938)
Proceeds from disposal of property, plant and equipment	-	1,417,279
Proceeds from disposal of land use right	-	246,759
Net cash outflow from acquisition of 35% equity	-	-
interest of Tianyuan	-	(135,594)
Net cash outflow from disposal of 70% equity	-	-
interest of Tianyuan	-	(163)
Cash inflow from reverse merger	-	464
Net cash flows used in investing activities	$(1,334,376)	$(3,655,755)

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Cash flows from financing activities
Amount due to a related party increase	-	$202,839
Dividend paid to former stockholders of Fuxin Hengrui	-	(642,942)
Proceeds from loan from Related Party - Lin Tan	-	5,000,000
Proceeds from bank loans	-	13,952,003
Repayment of bank loans	-	(16,678,200)
Proceeds from issuance of shares in connection with the private placement	-	4,524,963

Net cash flows provided by financing activities	-	6,358,663

Effect of foreign currency translation on cash and cash equivalents	(85,479)	6,826

Net increase (decrease) in cash and cash equivalents	(134,061)	78,759

Cash and cash equivalents - beginning of year	141,419	62,660

Cash and cash equivalents - end of year	$7,358	$141,419

Supplemental disclosures for cash flow information

Cash paid for :-
Interest	-	$1,040,786
Income taxes	-	$582,809

Non-cash financing activities
Consideration of disposal of a subsidiary offset by other payable	-	$709,200
Part of loan from Lin Tan offset by advances to related parties	$1,108,343	$3,260,000

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated	Retained
			Additional		other	earnings/
	Common stock		paid-in	Statutory	comprehensive	accumulated
	No. of shares	Amount	capital	reserves	income	(deficit)	Total

Balance, January 1, 2008	23,751,710	237,517	7,513,186	665,617	1,076,335	3,005,624	12,498,279
Recapitalization	1,250,090	12,501	-	-	-	(13,573)	(1,072)
Shares issued for proceeds of $5.07 million	3,338,790	33,388	5,041,575	-	-	-	5,074,963
Cost of raising capital	-	-	(2,503,383)	-	-	-	(2,503,383)
Warrants issued in connection with private placement	-	-	252,947	-	-	-	252,947
Shares issued in connection with private placement	283,406	2,834	1,697,602	-	-	-	1,700,436
Net loss	-	-	-	-	-	(3,748,901)	(3,748,901)
Foreign currency translation adjustments	-	-	-	-	1,054,913	-	1,054,913
Appropriation to reserves	-	-	-	48,396	-	(48,396)	-

Balance, December 31, 2008	$28,623,996	$286,240	$12,001,927	$714,013	$2,131,248	(805,246)	$14,328,182
Net loss	-	-	-	-	-	(10,756,523)	(10,756,523)
Foreign currency translation adjustments	-	-	-	-	(32,183)	-	(32,183)

Balance, December 31, 2009	$28,623,996	$286,240	$12,001,927	$714,013	$2,099,065	$(11,561,769)	$3,539,476

See the accompanying notes to consolidated financial statements

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Organization and Nature of Business

Golden Elephant Glass Technology, Inc. (the “Company”) (formerly Nevstar Corporation), was incorporated in the State of Nevada on December 2, 1993. On March 31, 2008, the Company's board of directors approved a change in the Company's fiscal year end from June 30 to December 31.

During 2008, the Company acquired 100% ownership interest in Dollar Come Investments Limited (“Dollar Come”). Dollar Come, a limited company incorporated in the British Virgin Islands on February 12, 2004, was acquired by exchanging 23,751,710 shares of the Company’s common stock for 100% of the outstanding equity interest. This transaction was accounted for as a reverse merger transaction. Dollar Come is a holding company whose primary operations are conducted through its subsidiaries located in the Liaoning Province of the People’s Republic of China (the “PRC”).

Following the reverse merger, the Company indirectly owned, through Dollar Come, Fuxin Hengrui Technology Co., Ltd. (“Fuxin Hengrui”), Fuxin Xianheng Float-Glass Co., Ltd. (“Xianheng”) and Fuxin Hengrui Tianyuan New Energy Sources Co., Ltd. (“Tianyuan”).

Fuxin Hengrui, incorporated in the PRC on September 18, 2002, is engaged in manufacture and distribution of float glasses in Liaoning Province in PRC. The entire equity interest of Fuxin Hengrui was directly held by Dollar Come.

Xianheng was incorporated in the PRC on April 1, 2004. Of its equity interest, 25% was directly held by Dollar Come and 75% indirectly held by Dollar Come through Fuxin Hengrui. Xianheng is engaged in manufacture and distribution of float and ultra-clear glasses in Liaoning Province.

The Company operates in one business segment. Following the reverse merger, the Company commenced to be engaged in the manufacture and distribution of float glasses in the PRC. The Company’s product offerings include float glass, ultra-clear glass, colored float glass and high grade, glass processed products such as mirrors, tempered glass, insulated glass, etc., and marketed primarily under the “Golden Elephant” brand name. The company’s glass and glass products are widely applied in the manufacturing of many products, including automobiles, construction materials, furniture and display cases, electrical household appliances, lighting fixtures and decorative glass artwork. The company sells products to automakers and auto parts suppliers, building contractors and building material suppliers and manufacturers of retail goods, both directly and through a broad distributor network. The major target markets of the Company’s products are the PRC.

During the recent global economic crisis in 2008, many of customers operate in industry segments that have been hardest hit by the economic crisis, such as the automotive, construction and home furnishing industries, the company’s performance was consequently suffered. Since November 2008, the Company has suspended operations of float glass production lines in order to perform maintenance and system upgrades. The maintenance program is still in process.

The raw materials used in production are mainly divided into four groups, soda ash, heavy oils, silica sand and dolomite, which are primary sourced from suppliers located in the PRC. The production facilities of the Company are located in Liaoning Province of the PRC.

2.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company incurred a net loss of $10,756,523 for the year ended December 31, 2009 and had accumulated deficits of $11,561,769 as of December 31, 2009. In addition, the Company has been implementing a maintenance program for the float glass production lines since November 2008. During the maintenance period, all operations of the production lines and all manufacturing of the glass products are suspended. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Going Concern (Cont’d)

The management believes that the suspension of production lines during deteriorating global economic environment provides an opportunity to mitigate the negative economic impact to the Company. Other than the routine maintenance, the Company’s maintenance program also involves upgrades to its production lines for producing higher end products for improving the profitability in the future. In addition, with the improvement of economic environment and glass market, the management is currently attempting to implement its business plan of restoring the production lines, and is seeking additional sources of equity or debt financing. However, there is no assurance these activities will be successful. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Reverse Merger Acquisition

The reverse merger has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Dollar Come become the historical financial statements of the Company, with no adjustment to the carrying values of the assets and liabilities. The 1,250,090 common shares of the Company outstanding prior to the reverse merger are accounted for at $(1,072) of net book value at the time of the reverse merger. The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the first period presented.

4.	Summary of significant accounting policies

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates. Critical accounting estimates used in preparation of the financial statements include management’s judgments about its valuation of the allowance for bad debt.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont’d)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are:

	Year ended December 31,
	2009	2008

Company A	$2,267,268	$-
Company B	-	6,856,951

Totals	$2,267,268	$6,856,951

During the year of 2009, there is only one sales transaction, Company A represent 100% of the Company’s consolidated sales.

Details of customers for 10% or more of the Company’s trade receivables are:

	As of December 31,
	2009	2008

Company A	$1,649,929	$-
Company B	610,313	2,100,565
Company C	559,878	1,431,077
Company D	479,610	964,541
Company E	-	1,589,632
Company F	-	1,172,836

Totals	$3,299,730	$7,258,651

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2009 and 2008, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

Restricted cash

Deposits in banks pledged as securities for bills payable that are restricted in use are classified as restricted cash under current assets.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance; the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgment about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, management establishes a general provisioning policy to make the allowance equivalent to 10% of gross amount of trade receivables and other receivables due over 6-12 months, 25% gross amount of trade receivables and other receivables due over 1-2 years and 50% of gross amount of trade receivables and other receivables due over 2-3 years and 100% of gross amount of trade receivables and other receivables due over 3 years. Additional specific provision is made against trade receivables aged less than 6 months to the extent which they are considered to be doubtful.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, management makes judgment as to future demand requirements compared to current or committed inventory levels. The reserve requirements generally increase as the projected demand requirements, decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

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

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows: -

	Annual rate	Residual value

Buildings	3.8%	5%
Machinery and tools	9.5%	5%
Motor vehicles	11.875%	5%
Office equipment	19%	5%
Leasehold improvements	12.5%	Nil

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144 and Accounting Principles Board (“APB”) Opinion 18, Equity Method of Accounting for Investments in Common Stock, respectively. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lives assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

The Company’s long-lived assets include property, plant and equipment, construction in progress, goodwill and land use right. These assets were reviewed for impairment whenever events or

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Impairment of long-lived assets (Cont’d)

circumstances indicate that their carrying values may not be recoverable.

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

As of December 31, 2008, an impairment loss of property, plant and equipment was recognized due to the recoverable value was less than its carrying value.

As of December 31, 2008, goodwill was evaluated for impairment in connection with the Company’s annual assessment. As a result of this assessment by the management, goodwill was fully impaired resulting in a non-cash charge to earnings of $393,831 due to the operations of the production lines and all manufacturing of the float glass products of Fuxin Hengrui were suspended. This goodwill arose from the excess of the cost over book value of the fair value of identifiable net assets in a series of transactions in the acquisitions of Fuxin Hengrui and Xianheng during 2005 through 2007.

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

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Value Added Tax

All China-based enterprises are subject to a value added tax (“VAT”) imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. The input VAT can be offset against the output VAT. The VAT payable represents the input VAT less than the output VAT. The debit balance represents a credit against future collection of output VAT.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2009 and 2008 were RMB1 for $0.1462 and $0.1467 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Fair value of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments. This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Fair value of financial instruments (Cont’d)

the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.

As of December 31, 2009, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, trade, bills and other payables, short-term bank loans and loan from Lin Tan approximate their fair values due to the short-term maturity.

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

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements. Recently issued accounting pronouncements Adoption of FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, " The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ". This standard is now included in ASC Topic 105 and established only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the "Codification") became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Effective August 1, 2009, we adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP. The adoption had no impact on our consolidated financial condition, results of operations or cash flows.

Adoption of FASB ASC 805

Effective January 1, 2009, the Company adopted FASB ASC 805, “Business Combinations.” FASB ASC 805 changed accounting for acquisitions that close beginning in 2009. FASB ASC 805 extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FASB ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of FASB ASC 805 did not have a material impact on the Company’s financial statements.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Adoption of FASB ASC 805-20

Effective January 1, 2009, the Company adopted FASB ASC 805-20, “Non controlling Interests in Consolidated Financial Statements.” FASB ASC 805-20 requires that a non controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non controlling equity investment retained in a deconsolidation. FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption FASB ASC 805-20 did not have material impact on the Company’s financial statements.

Adoption of FASB ASC 815

Effective January 1, 2009, the Company adopted FASB ASC 815, “Disclosures about Derivative Instruments and Hedging Activities.” FASB ASC 815 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect the Company’s financial results. The adoption FASB ASC 815 did not have any impact on the Company’s financial statements.

Adoption of FASB ASC 350-30

Effective January 1, 2009, the Company adopted FASB ASC 350-30, “Determination of the Useful Life of Intangible Assets.” FASB ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of FASB ASC 350-30 did not have material impact on the Company’s financial statements.

Adoption of FASB ASC 860

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in years beginning after November 15, 2009 and in interim periods within those years with earlier adoption prohibited. The adoption of ASC 860 is not expected to have a material impact on our consolidated financial position or results of operations.

Adoption of FASB ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value," which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 will be effective for interim and annual periods beginning after its issuance and did not have a material impact on our consolidated financial position or results of operations.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Adoption of FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in our year 2011 and must be applied prospectively. We are currently evaluating the impact of the provisions of ASU 2009-13.

5.	Interest costs

	Year ended December 31,
	2009	2008

Interest expenses	$1,852,716	$1,369,173
Bills discounting charges	-	46,312
Bank charges and net exchange loss	605	7,787

Total	$1,853,321	$1,423,272

6.	Income taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%. The Company has not provided deferred taxed on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2009, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

The components of the provision for income taxes from continuing operations are: -

	Year ended December 31,
	2009	2008

Current taxes - PRC	-	$69,138
Deferred taxes - PRC	314,411	15,930

Totals	$314,411	$85,068

The effective income tax expenses from continuing operations in the PRC as follows:

	Year ended December 31,
	2009	2008

Provision for income taxes at statutory income tax rate	$(2,610,528)	$(917,207)
Non-deductible items for tax	1,178,365	2,752,770
Income not subject to tax	-	(380,738)
Tax holiday	-	(1,369,757)
Utilization of tax losses	-	-
Others	1,746,574	-

Totals	$314,411	$85,068

The company has suspended production since 2008. There is material uncertainty about future taxable income. The management does not recognize the deferred tax asset in 2009 and the beginning deferred tax assets were written off.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

7.	Loss per share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the reporting periods:

	Year ended December 31,
	2009	2008

Numerator:
Net loss	$(10,756,523)	$(3,748,901)
Denominator
Weighted average common shares used to compute basic EPS	28,623,996	26,263,342
Dilutive potential from assumed exercise of warrants	-	31,235
Weighted average common shares used to compute diluted EPS	28,623,996	26,294,577
Loss per share - Basic	$(0.38)	$(0.14)
Loss per share - Diluted	$(0.38)	$(0.14)

The per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

8.	Restricted cash, bills and trade payables

	As of December 31,
	2009	2008
Bank deposits held as collateral for bills payable	$-	$733,500

The Company is requested by certain of its suppliers to settle by issuance of bills for which the banks add their undertakings to guarantee their settlement at maturity. These bills are interest-free with maturity of three to six months from date of issuance. As security for the banks’ undertakings, the Company is required to make deposits with these banks equal to 30% to 100% of the amounts of these bills at the time of issuance, pledge restricted cash, and pay certain bank charges. In 2009, these deposits were used to settle a portion of these bills.

Trade payables represent trade creditors on open account. They are interest-free and unsecured.

9.	Trade receivables

	As of December 31,
	2009	2008

Trade receivables	$14,430,914	$15,036,843
Allowance for doubtful accounts	(10,547,104)	(7,143,713)

Balance at end of year	$3,883,810	$7,893,130

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

9.	Trade receivables (Cont’d)

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows:

	Year ended December 31,
	2009	2008

Balance at beginning of year	$7,143,713	$27,677
Addition for bad debt expense	3,403,391	7,116,036

Balance at end of year	$10,547,104	$7,143,713

10.	Other receivables

	As of December 31,
	2009	2008

Advances to third parties	$2,337,369	$1,694,228
Advance to staff	221,833	223,183
Other receivables	500,000	520,511

	3,059,202	2,437,922
Allowance for doubtful accounts	(1,172,902)	(66,408)

Balance at end of year	$1,886,300	$2,371,514

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows:

	Year ended December 31,
	2009	2008

Balance at beginning of year	$66,408	$466,707
Addition/(Reversal) for bad debt expense	1,106,494	(400,299)

Balance at end of year	$1,172,902	$66,408

11.	Prepayments

	As of December 31,
	2009	2008

Prepayment for raw materials	$1,593,043	$2,856,226
Prepayment for rental expenses	690,755	1,133,218
Prepayment for other expenses	-	65,419
Prepayment for construction in progress	511,404	237,055

Total Prepayments	$2,795,202	$4,291,918

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

12.	Inventories

	As of December 31,
	2009	2008
Raw materials	$260,677	$1,000,698
Finished goods	1,473,530	3,325,595
Consumables	41,397	41,005

	1,775,604	4,367,298
Provision for inventories	(203,576)	-

Balance at end of year	$1,572,028	$4,367,298

As of December 31, 2009, finished goods with carrying value of $1,269,954 were pledged to the banks for the bank loans granted to the Company. See Note 22(b) (i).

13.	Property, plant and equipment

	As of December 31,
	2009	2008
Costs:
Buildings	$14,367,853	$14,416,991
Plant and machinery	19,501,325	19,542,860
Office equipment	128,891	127,656
Leasehold improvements	3,861,381	3,894,586
Motor vehicles	362,550	478,683
Construction in progress	1,377,634	43,258
	39,599,634	38,484,034

Accumulated depreciation	(16,552,824)	(13,998,930)

Net	$23,046,810	$24,485,104

An analysis of assets pledged to banks for banking facilities (Note 22(b) (ii)) is as follows:

	As of December 31,
	2009	2008
Costs:
Buildings	$10,228,227	$10,228,227
Plant and machinery	7,221,824	7,221,824
	17,450,051	17,450,051

Accumulated depreciation	(5,456,688)	(4,576,278)

Net	$11,993,363	$12,873,773

(i)

During the two years ended December 31, 2009 and 2008, property, plant and equipment with carrying amount of $39,168 and $1,417,279 was disposed of at a total consideration of $39,168 and $1,417,279 respectively resulting in no gain or loss respectively.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Property, plant and equipment (Cont’d)

(ii)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s production lines.

(iii)	Impairment of property, plant and equipment

The carrying amount of property, plant and equipment is not recoverable if the recorded value of the asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property, plant and equipment. In 2008, the Company’s business experienced downturns in the float glass markets, particularly in the fourth quarter of 2008. The decline in home and building construction negatively impacted the Company’s business and extended the recovery time forecasted in these markets, triggering the impairment.

In late February 2009, the Company decided to implement a maintenance program for float glass production lines. During the maintenance period, all operations of the production lines and all manufacturing of the float glass products will be suspended. As a result and in connection with the Company’s annual test for impairment, the Company determined that the recoverable value of the Company’s property, plant and equipment was less than its carrying value in accordance with SFAS No. 144. Accordingly, the Company recorded an impairment loss of $2,757,229 for the year of 2008.

14.	Land use right

	As of December 31,
	2009	2008
Land use right	$3,399,240	$3,116,313
Accumulated amortization	(543,879)	(303,077)

	$2,855,361	$2,813,236

The Company obtained the right from the relevant PRC land authority for a period from November 20, 2002 to September 18, 2052 to use the lands on which the office premises, production facilities and warehouse of the Company are situated. The Company pledged this right to a bank as part of its borrowings from the bank. See Note 22(b) (iii)).

15.	Trademark

The Company currently owns a trademark, namely “Golden Elephant” which was registered in the PRC. The cost of application has been recognized as expenses when incurred.

16.	Sales receipt in advance

The amount represents sales deposit received from local customers. The Company’s sales in 2009 offset the sales receipt in advance by $186,974.

	As of December 31,
	2009	2008

Total sales receipt in advance	$314,423	$501,397

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17.	Other payables and accrued expenses

	As of December 31,
	2009	2008
Accrued audit fee	$89,869	$99,756
Payable for acquisition of property, plant and equipment	176,766	1,081,470
Accruals for factory construction	-	6,723
Loans from third parties	1,603,026	1,433,762
Accrued legal and professional fee	4,386	150,868
Staff Payable	438,946	-
Other accrued expenses	346,740	543,667
Staff welfare payable	318,000	281,312
Other payables	158,769	153,379

Balance at end of year	$3,136,502	$3,750,937

Notes: Staff welfare payable represents accrued social pension, medical, workers' compensation and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

18.	Interest payable

Interest payable is the accrued loan interest for short-term bank loans. The interest was accrued at a higher interest rate due to the loan past due status. (Note 22)

19.	Tax payable

	As of December 31,
	2009	2008

Value added tax	2,114,650	1,767,102
Enterprise income tax	70,121	70,361
Other tax	311,620	312,681

Balance at end of year	$2,496,391	$2,150,144

The Company filed their tax returns but did not make any payment in 2009. Management does not expect additional penalties and interest.

20.	Amount due to a director

The amount represents other payable due to Mr. Lihui Song. The amount is interest-free, unsecured and repayable on demand.

	As of December 31,
	2009	2008

Total amount due to a director	$104,358	$37,527

21.	Related Party Transactions

At December 31, 2008, $1,108,343 was due from Ms. Lin Tan, a controlling shareholder and CEO of the Company’s holding company. This loan to Ms. Tan is interest free and due on demand. The total amount of $1,108,343 was offset by loan from Ms. Tan in 2009.

On May 17, 2006, Fuxin Hengrui together with, Ms, Tan, one of the directors of Fuxin Hengrui established Tianyuan in the PRC. On May 16, 2006, Fuxin Hengrui contributed $131,355 to

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.	Related Party Transactions (Cont’d)

Tianyuan paid-in capital, representing 35% equity interest. On January 16, 2008, Fuxin Hengrui acquired an additional 35% equity interest in Tianyuan from Ms. Tan for $143,955, bringing its equity interest 70%. Tianyuan is principally engaged in manufacturing of coal water mixture to assess energy alternative for industrial boiler.

On May 17, 2008, Fuxin Hengrui disposed of its 70% equity interest in Tianyuan to a third party at a total consideration of $709,200 (RMB5,000,000).

On May 6, 2008, Dollar Come entered into a loan agreement with Ms. Tan to borrow $5,000,000 at the annual interest rate of 8% for working capital. The loan was unsecured and due no later than May 5, 2010. Under a July 30, 2008 agreement, $3,260,000 of this loan was paid down with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both wholly owned by Ms. Tan. An additional $1,108,343 of this loan was offset by advances to related party during 2009. The balance of this debt at December 31, 2009 is $631,657.

The Company accrued interest payable related to amounts due to Ms. Tan totaling $50,536 during 2009, and $150,055 during 2008, respectively.

Additional disclosures relating to related party transactions are found in other parts of the notes to these financial statements.

22.	Secured short-term bank loans

	As of December 31,
	2009	2008
Bank loans repayable as follows:
Within 1 year - Note 22(a)	$12,765,307	$12,808,964

Notes:

(a)

The weighted-average interest rate for short-term loans as of December 31, 2009 and 2008, were 13.7% and 8.3%, respectively. These loans carry higher interest rates due to their being past due. Management does not expect additional penalties relating to their past due status. (Note 18)

As of December 31, 2009, the Company’s banking facilities were as follows:

Facilities granted	Granted	Amount utilized	Unused
Secured bank loans	$12,765,307	$12,765,307	$ -

(b)	The above banking facilities are secured by the following:
	(i)	Finished goods with carrying value of $1,269,954 (Note 12);
	(ii)	Property, plant and equipment with carrying value of $11,993,363 (Note 13);
	(iii)	Land use right with carrying value of $2,855,361 (Note 14);
	(iv)	Guarantee executed by Lin Tan and third parties.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Commitments and contingencies

a.	Capital commitment

As of December 31, 2009, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which contracted for but not provided in the financial statements.

b.	Operating lease arrangement

As of December 31, 2009, the Company had one non-cancelable operating lease for its offices, factories and warehouses. The lease will expire in 2014 and the expected payments are as follows:

Within one year	$438,600
Two to five years	1,616,700

$2,055,300

The rental expense relating to the operating leases was $439,350 and $432,398 for the two years ended December 31, 2009 and 2008 respectively.

c.	Environmental

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

The Company incurred normal routine pollutant discharge fees of nil and $2,948 for the two years ended December 31, 2009 and 2008 respectively.

24.	Statutory reserves

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

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

25.	Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	Adjusted for		Additional
	forward		paid-in
	stock split	$Amount	capital

Balance, January 1, 2008 - Note 25(a)	23,751,710	$237,517	$7,513,186
Recapitalization - Note 25(b)	1,250,090	12,501	-
Shares issued for proceeds of $5.07 million - Note 25(c)	3,338,790	33,388	5,041,575
Cost of raising capital	-	-	(2,503,383)
Warrants issued in connection with private placement - Note 28	-	-	252,947
Shares issued in connection with private placement - Note 25(d)	283,406	2,834	1,697,602
Balance, December 31, 2008	28,623,996	$286,240	$12,001,927

Balance, December 31, 2009	28,623,996	$286,240	$12,001,927

Notes:
(a)	On March 31, 2008, the Company issued 23,751,710 new shares of common stock, par value $0.01 per share, to the stockholders of Dollar Come in exchange for 100% of the outstanding capital of Dollar Come to effect the reverse merger transaction.

(b)	The Company's issued and outstanding number of common stock immediately prior to the reverse merger is 1,250,090 shares are accounted for at $(1,072) of net book value at the time of the reverse merger.

(c)	On July 24, 2008, the Company completed a private placement to accredited investors for 3,338,790 shares of its common stock raising $5,074,963 in gross proceeds. In connection with this private placement, the Company paid a fee of $355,247 cash to Roth Capital Partners, LLC and WLT Brothers Capital for their services as placement agent for the private placement, and also issued Roth Capital Partners, LLC a warrant for the purchase of 166,940 shares of the common stock in the aggregate,

(d)	In addition, for consultation and advisory services rendered for this private placement, on August 29, 2008, the Company issued to Haoaide Investment Advisory Co. 283,406 shares of its common stock. The value of these shares was accounted for as a cost of the private placement.

26.	Preferred Stock

The Company’s Articles of Incorporation authorize the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.

27.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 24.4% of average salaries of latest fiscal year ended of Liaoning Province Fuxin City to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $30,108 and $95,884 for the year ended December 31, 2009 and 2008, respectively.

Golden Elephant Glass Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

28.	Segment information

The nature of the Company’s products, production processes, type of customers and distribution methods are substantially similar. The Company is considered as a single reportable segment under FAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

All of the Company’s long-lived assets are located in the PRC during the reporting periods. Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

	Year ended December 31,
	2009	2008

PRC	$2,267,268	$59,314,640
Others	-	1,409,320

Totals	$2,267,268	$60,723,960

29.	Stock-based compensation

On July 24, 2008, the Company granted a warrant for the purchase of 166,940 shares of common stock with an exercise price of $1.824 to Roth Capital Partners, LLC for the services in connection with the private placement on the same date.

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of warrants gave consideration to historical exercises, post-vesting cancellations and the warrants’ contractual term. The risk-free rate for the expected term of the warrants is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value warrants granted during the year ended December 31, 2008 were as follows:

Year ended
December 31,
2008

Risk free interest rate	2.92%
Expected volatility	214%
Expected life (years)	3

The grant-date fair value of a warrant granted is $1.5152 per share. The Company valued the options by Black-Scholes option-pricing model with the amount of $252,947, which recorded as cost of raising capital against additional paid-in capital in 2008.

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

The ATNI is $(10,756,523) for the fiscal year ended December 31, 2009 and thus the Company has not achieved the 2009 Guaranteed ATNI. The second tranche Escrow Shares 834,699 shares will be delivered to the investors.

31.	Subsequent Events

The Company has evaluated subsequent events through November 29, 2010, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change from MaloneBailey LLP to Zhonglei Certified Public Accountants Co., Ltd.

On April 26, 2010, our auditor, MaloneBailey LLP (the "Former Accountant") resigned as our independent accounting firm. On April 27, 2010, our board of directors (the "Board of Directors") accepted the Former Accountant’s resignation and appointed Zhonglei Certified Public Accountants Co., Ltd (the "New Accountant") as our new independent public accounting firm. The decision to appoint the New Accountant as our independent accountant was approved by our Board of Directors on April 27, 2010.

The Former Accountant was appointed as our independent accounting firm on October 25, 2009. The Former Accountant did not issue any audit report on our financial statements from the appointment date of October 25, 2009 to the resignation date of April 26, 2010.

During our two most recent fiscal years and through the date of this report, we have had no disagreements, with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods, except that we disagree with the Former Accountant on their claim of existence of an audit scope limitation. On the date of resignation, the Former Accountant notified us that there existed an audit scope limitation related to the completion of the 2009 audit because there were 64 adjustments in the audited financial statements for the fiscal year ended December 30, 2008, and they did not receive satisfactory explanation from our management of certain material adjusting journal entries, which may have material impact on the financial statements as of and for the year ended December 31, 2009.

The following sets forth a few major examples of the Former Accountant’s claims, to illustrate these adjustments and related scope limitation:

i.

The Former Accountant claimed that three were six prior year adjustments to accounts receivable and allowance for doubtful accounts of Fuxin Hengrui Technology Co., Ltd ("Hengrui"), one of our wholly- owned subsidiaries. Three of these adjustments impact accounts receivable, which were reclassification from customer deposit and other receivable accounts with total amount over $1.3 million. The Former Accountant alleged that there were no supports showing which specific customer accounts were impacted and the Company could not provide reason for these adjustments. The other three adjustments were to the bad debt allowance account with total amount of approximately $0.5 million. The Former Accountant alleged that the Company did not provide them with explanation as to which customer accounts were reserved for and how the conclusion was reached. The Former Accountant claimed that they were unable to conclude if and how these prior year adjustments should be rolled forward to fiscal year 2009 and they were unable to analyze AR aging and bad debt allowance at December 31, 2009.

ii.

The Former Accountant also claimed that there were several prior year adjustments to accounts payable of Hengrui, as to which the Company did not provide them with explanation. For example, there were two adjustments totalling approximately $2.6 million (debit balance) which were reclassification from other liability and asset accounts. There were no details to support which vendor accounts these adjustments were related to. Another example was an adjustment of $5.1 million (credit balance) which was reclassification from prepaid account to accounts payable. The Company was allegedly unable to provide details to support which vendor accounts this adjustment was related to. Therefore, the Former Accountant claimed that they were unable to determine the impact to accounts payable as of December 31, 2009.

iii.

There was a prior year adjustment of approximately RMB 0.3 million for inventory allowance (Lower of cost or market adjustment) to Hengrui, one of the Company’s subsidiaries, that the Company allegedly could not provide explanation or calculation as to how the amount was determined.

The Former Accountant did not issue any audit report on our financial statements from the appointment date of October 25, 2009 to the resignation date of April 26, 2010. We were informed of the above issues which resulted in their conclusion of auditing scope limitation on the date of resignation and therefore no audit or similar committee of the board of directors, or the board of directors, discussed the subject matter of the disagreement with the Former Accountant. The management of the Company believed that they could provide sufficient explanation for all of the prior year adjustments and were unable to resolve the dispute with the Former Accountant on the date of resignation.

The Company has authorized the Former Accountant to respond fully to the inquiries of the New Accountant concerning the subject matter of the disagreement.

During the period from October 25, 2009 to the date of resignation, we did not experience any reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

The Company has requested that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The requested letter was attached as Exhibit 16.1 to the Current Report on Form 8-K/A filed on August 30, 2010 and is incorporated herein by reference.

New Independent Accountants

Our Board of Directors approved the appointment of Zhonglei as our new independent registered public accounting firm effective as of April 27, 2010. During the two most recent fiscal years and through the date of our engagement, we did not consult with Zhonglei regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging Zhonglei, did not provide our Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to appoint Zhonglei as our new independent registered public accounting firm.

Change from Zhonglei Certificated Public Accountants Co., Ltd to NW Pacific CPA, LLC.

On July 21, 2010, our board of directors dismissed Zhonglei as our independent auditors and engaged NW Pacific CPA, LLC ("NW Pacific") to serve as our independent auditors. Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, we report as follows:

(a)	(i) Zhonglei was terminated as our independent registered public accounting firm effective on July 21, 2010.

(ii) Zhonglei was appointed as our independent auditor on April 26, 2010 and did not issue any audit report on our financial statements through the date of its dismissal.

(iii) The dismissal of Zhonglei and engagement of NW Pacific were approved by our board of directors.

(iv) We and Zhonglei did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal year ended December 31, 2009 and 2008, and subsequent interim period ended March 31, 2010 and through the date of dismissal, which disagreements, if not resolved to the satisfaction of Zhonglei, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

(v) During the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended June 30, 2010 and through the date of dismissal, we did not experience any reportable events which constitute a reportable event under Item 304(a)(1)(v) of Regulation S-K.

(b)	(i) On July 21, 2010, we engaged NW Pacific to serve as our independent registered public accounting firm.

(ii) Prior to engaging NW Pacific, we have not consulted NW Pacific regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did us consult with NW Pacific regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

(iii) We did not have any disagreements with NW Pacific, and therefore, did not discuss any past disagreements with NW Pacific.

(c)

We obtained a letter from Zhonglei addressed to the United States Securities and Exchange Commission stating it agrees with the statements presented in this Form 8-K, which was attached as Exhibit 16.1 to the Form 8-K filed on September 3, 2010 and is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our conclusion is based primarily on the material weakness in internal control over financial reporting which is noted below. We are in the process of considering changes in our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on our assessment using those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria. Our conclusion is based primarily on the occurrence of a significant number of out-of-period adjustments, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended December 31, 2009 which did not possess the requisite qualifications. We are in the process of considering changes in our internal control over financial reporting in order to address the aforementioned deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Tan	47	Chairman, Chief Executive Officer and President
Hong Tan	39	Chief Financial Officer, Treasurer, Secretary and Director
Fuyi Zhao	59	Director
Guangli Yang	52	Director
He Li	31	Director

Tan Lin, 47,Chairman, Chief Executive Officer and President

Ms. Tan has served as our Chairman, Chief Executive Officer and President since November 2009. Prior to that, she was the General Manager of Fuxin Hengrui Technology Co. Ltd and director and General Manager of Fuxin Floating Glass Co. Ltd from December 2009. From August 2007, Ms. Tan was also the Enterprise Legal Representative of Fuxin Floating Glass Co. Ltd. From July, 2007 through March 2008, she was a director and Enterprise Legal Representative of Fuxin Hengrui Technology Co. Ltd. From 2005 -2 006, she was the Chairwoman of Fuxin Hengrui Technology Co. Ltd. and was in charge of the Company's restructuring and going public endeavors. Ms. Tan holds a Bachelor degree in Mechanics and Automation from Liaoning Technology and Engineering University and a Bachelor and Master degree in Mining Management from the Liaoning Technology and Engineering University.

Hong Tan, 39, Chief Financial Officer

Ms. Tan has been our Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors since February 24, 2009. Ms. Tang has served as the director of Win-Win Global Investments, Inc. since June 2006. Prior joining Win-Win Global Investments, Inc., she was the financial director of Fuxin Zhixin Technology Co., Ltd. from 2002 to 2006. She has a Bachelor’s Degree in accounting and attended the accounting training program at Qinghua University from 2004 to 2006.

Guangli Yang, 52, Director

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

Fuyi Zhao, 59, Director

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

He Li, 31, Director

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

Family Relationships

Ms. Lin Tan is the sister of our Chief Financial Officer, Ms. Hong Tan. Except for that, there are no other family relationships among our officers and directors.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC, we believe that the required reports were filed on time in fiscal year 2009.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table – 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	All Other	Total
		($)	($)	Compensation	($)
				($)
Lin Tan	2008	0	0	0	0
Chairman, President and CEO	2009	35,088	0	0	35,088
Hong Tan	2008	0	0	0	0
Chief Financial Officer	2009	0	0	0	0

Employment Agreements

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009.

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ending December 31, 2009:

Name	Fees earned or paid in cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fuyi Zhao	0	0	0	0	0	0	0
Guangli Yang	0	0	0	0	0	0	0
He Li	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 123 Chuangye Road, Haizhou District, Fuxin City, Liaoning Province, People’s Republic of China.

Name & Address of Beneficial	Office, If Any	Amount and	Percent of
		Nature	Class(2)
Owner		of Beneficial
		Ownership(1)
Officers and Directors
Lin Tan (3)	Chairman, CEO and President	15,438,612	53.9%
Hong Tan	CFO and Director	1,425,103	5.0%
Fuyi Zhao	Director	0	*
Guangli Yang	Director	0	*
He Li	Director	0	*
All officers and directors as a group (5 persons named above)		16,863,715	58.9%
5% Security Holders
Money Victory Limited	15,438,612	53.9%
LihuiSong (4)	15,438,612	53.9%
Win-Win Global Investments Inc.	7,125,513	24.9%
Yan Tan (5)	5,700,410	19.9%
Hong Tan (6)	1,425,103	5.0%
*Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

As of March 31, 2010, a total of 28,623,996 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 15,438,612 shares held by Money Victory Limited, a BVI company, of which Lin Tan is a 77.51% owner. Mr. Song disclaims his beneficial ownership of shares of our common stock held by Money Victory Limited except to the extent of his pecuniary interest therein..

(4)

Includes 15,438,612 shares held by Money Victory Limited, a BVI company, of which Ms. Lin Tan, wife of Lihui Song, is a 77.51% owner. Ms. Tan disclaims her beneficial ownership of shares of our common stock held by Money Victory Limited except to the extent of her pecuniary interest therein. Ms. Lin Tan is the sister of Ms. Hong Tan, our CFO, and Ms. Yan Tan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved that exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

At December 31, 2008, $1,108,343 was due from Ms. Lin Tan, a controlling shareholder and CEO of the Company’s holding company. This loan to Ms. Tan is interest free and due on demand. The total amount of $1,108,343 was offset by loan from Ms. Tan in 2009.

On May 6, 2008, Dollar Come entered into a loan agreement with Ms. Tan to borrow $5,000,000 at the annual interest rate of 8% for working capital. The loan was unsecured and due no later than May 5, 2010. Under a July 30, 2008 agreement, $3,260,000 of this loan was paid down with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both wholly owned by Ms. Tan. An additional $1,108,343 of this loan was offset by advances to related party during 2009. The balance of this debt at December 31, 2009 is $631,657.

The Company accrued interest payable related to amounts due to Ms. Tan totaling $50,536 during 2009, and $150,055 during 2008, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by PKF Hong Kong, Certified Public Accounts and NW Pacific CPA, LLC for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Audit Fees	$90,354	$98,022
Audit-Related Fees	$0	$34,596
Tax Fees	$0	$0
All Other Fees	$0	$0
TOTAL	$90,354	$132,618

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

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: December 22, 2010

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.

By: /s/ Lin Tan
Lin Tan
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Tan	Chairman, Chief Executive Officer and President	December 22, 2010
Lin Tan	(Principal Executive Officer)

/s/ Hong Tan	Chief Financial Officer, Treasurer, Secretary and Director	December 22, 2010
Hong Tan	(Principal Financial and Accounting Officer)

/s/ Fuyi Zhao	Director	December 22, 2010
Fuyi Zhao

/s/ Guangli Yang	Director	December 22, 2010
Guangli Yang

/s/ He Li	Director	December 22, 2010
He Li