Form 10-Q
period 2010-03-31
Golden Elephant Glass Technology, Inc.
filed 2011-01-19
CIK 1006384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[    ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes [    ]  No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [    ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [     ]  No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity: as of January 19, 2011, 28,623,996 shares of common stock issued and outstanding.

FORM 10-Q
GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.
INDEX
		Page

PART I	FINANCIAL INFORMATION
	Item 1. Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	1 -2
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2010 and 2009 (Unaudited)	4-5
	Notes to Consolidated Financial Statements as of March 31, 2010 (Unaudited)	6-17
	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	18
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27
	Item 4. Controls and Procedures	27

PART II	OTHER INFORMATION
	Item 1. Legal Proceedings.	27
	Item 1A. Risk Factors.	27
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28
	Item 3. Defaults Upon Senior Securities.	28
	Item 4. (Removed & Reserved).	28
	Item 5. Other Information.	28
	Item 6. Exhibits	28

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Golden Elephant Glass Technology, Inc. Condensed
Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheets	1 - 2
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income	3
Condensed Consolidated Statements of Cash Flows	4 - 5
Notes to Condensed Consolidated Financial Statements	6 - 17

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,340	$7,358
Restricted cash	-	-
Trade receivables, net	3,891,779	3,883,810
Other receivables, net	1,614,539	1,886,300
Prepayments	2,691,063	2,795,202
Inventories	1,575,253	1,572,028
Amount due from a related party	-	-
Deferred taxes	-	-
Total current assets	9,779,974	10,144,698
Non-current assets
Property, plant and equipment, net	22,440,910	23,046,810
Land use right	2,844,189	2,855,361
Deferred taxes	-	-
TOTAL ASSETS	$35,065,073	$36,046,869

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Current liabilities
Trade payables	$10,331,278	$10,307,198
Bills payable	720,704	719,228
Other payables and accrued expenses	2,971,718	3,136,502
Sales receipt in advance	387,256	314,423
Interest payable	2,465,129	2,032,329
Tax payable	2,501,513	2,496,391
Amount due to a director	104,572	104,358
Amount due to a related party	-	-
Secured short-term bank loans	12,791,501	12,765,307
Loan from related party - Lin Tan	485,157	631,657
TOTAL LIABILITIES	32,758,828	32,507,393
STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.01 per share Authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.01 per share Authorized 150,000,000 shares in 2009 and 2008; issued and outstanding 28,623,996 shares in 2009 and 2008	286,240	286,240
Additional paid-in capital	12,001,927	12,001,927
Statutory reserves	714,013	714,013
Accumulated other comprehensive income	2,106,087	2,099,065
Accumulated retained deficit	(12,802,022)	(11,561,769)
TOTAL STOCKHOLDERS’ EQUITY	2,306,245	3,539,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,065,073	$36,046,869

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2010	2009
Sales revenues	-	$2,268,197
Cost of sales	-	3,306,125
Gross profit	-	(1,037,928)
Other operating income
Gain on disposal of a subsidiary	-	-
Total other operating income	-	-
Operating expenses
Administrative expenses	811,875	361,500
Research and development expenses	-	-
Selling expenses	-	-
Increase in provision for doubtful debts	-	-
Increase in provision for inventories	-	-
Impairment of property, plant and equipment	-	-
Impairment of goodwill	-	-
	811,875	361,500
(Loss)/income from operations	(811,875)	(1,399,428)
Interest income	-	85
Other income	-	-
Other expenses	-	-
Government grants	-	73,841
Interest costs	(428,378)	(35,050)
(Loss)/income before income taxes and minority interests	(1,240,253)	(1,360,552)
Income taxes	-	43,859
Minority interests	-	-
Net loss from continuing operations	(1,240,253)	(1,316,693)
Other comprehensive income
Foreign currency translation adjustments	(7,022)	(20,131)
Comprehensive net loss	$(1,247,275)	$(1,336,824)
(Loss)/earnings per share
- Basic and Diluted	$(0.04)	$(0.05)
Weighted average number of shares outstanding
- Basic and Diluted	28,623,996	28,623,996

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)
	Three months ended March 31,
	(Unaudited)
	2010	2009
Net loss from continuing operations	$(1,240,253)	$(1,316,693)
Adjustments to reconcile net loss to net cash flows
(used in)/provided by operating activities:
Depreciation	687,158	779,459
Amortization of land use right	18,147	15,718
Impairment of property, plant and equipment	-	-
Impairment of goodwill	-	-
Provision for doubtful accounts	-	26,987
Provision for inventory	-	-
Deferred taxes	-	(43,859)
Changes in operating assets and liabilities:
Restricted cash	-	-
Trade receivables	-	(1,024,534)
Other receivables	122,852	(22,644)
Prepayments	104,139	(234,632)
Inventories	-	2,552,310
Trade payables	24,080	(63,834)
Bills payable	-	-
Other payables and accrued expenses	(248,854)	825,395
Sales receipt in advance	72,833	(208,121)
Amount due to a director	-	66,493
Interest payable	432,800	-
Income tax payable	-	-
Net cash flows (used in)/provided by operating activities	(27,096)	1,352,045
Cash flows from investing activities
Advances to related parties	-	-
Payments to acquire property, plant and equipment	-	(1,612)
Payment for construction in progress	-	(1,362,543)
Proceeds from disposal of property, plant and equipment	-	-
Proceeds from disposal of land use right	-	-
Cash inflow from reverse merger	-	-
Net cash flows used in investing activities	-	$(1,364,155)

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)
	Three months ended March 31,
	(Unaudited)
	2010	2009
Cash flows from financing activities
Amount due to a related party (decrease) increase	-	-
Dividend paid to former stockholders of Fuxin Hengrui	-	-
Proceeds from loan from Related Party - Lin Tan	-	-
Proceeds from bank loans	-	-
Repayment of bank loans	-	-
Proceeds from issuance of shares in connection with the private placement	-	-
Net cash flows provided by financing activities	-	-
Effect of foreign currency translation on cash and cash equivalents	27,078	(186)
Net increase (decrease) in cash and cash equivalents	(18)	(12,296)
Cash and cash equivalents - beginning of year	7,358	141,419
Cash and cash equivalents - end of year	$7,340	$129,123
Supplemental disclosures for cash flow information
Cash paid for :-
Interest	-	-
Income taxes	-	-
Non-cash financing activities
Consideration of disposal of a subsidiary offset by other payable	-	-
Part of loan from Lin Tan offset by advances to related parties	$146,500	$1,108,343

See the accompanying notes to consolidated financial statements

1.	Organization and Nature of Business

Golden Elephant Glass Technology, Inc. (the “Company”) (formerly Nevstar Corporation), was incorporated in the State of Nevada on December 2, 1993.

The Company is engaged in the manufacture and distribution of float glasses in the People’s Republic of China (the “PRC”). The Company's product offerings include float glass, ultra-clear glass, colored float glass and high grade glass processed products, and are marketed primarily under the "Golden Elephant" brand name.

During the global economic crisis in 2008, many of customers operate in industry segments that have been hardest hit by the economic crisis. The company’s performance was consequently suffered. Since November 2008, the Company has suspended operations of float glass production lines in order to perform maintenance and system upgrades. The maintenance program is still in process.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company incurred a net loss of $1,240,253 for the three months ended March 31, 2010 and had accumulated deficits of $12,802,022 as of March 31, 2010. In addition, the Company has been implementing a maintenance program for the float glass production lines since November 2008. During the maintenance period, all operations of the production lines and all manufacturing of the glass products are suspended. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The management believes that the suspension of production lines during deteriorating global economic environment provides an opportunity to mitigate the negative economic impact. Other than the routine maintenance, the Company’s maintenance program also involves upgrades to its production lines. In addition, with the improvement of economic environment and glass market, the management is attempting to implement its business plan of restoring the production lines, and is seeking additional private sources of equity or debt financing. However, there is no assurance these activities will be successful. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of March 31, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Details of customers for 10% or more of the Company’s trade receivables are:
As of March 31,
2010
(Unaudited)
Company A	$1,649,929
Company B	610,313
Company C	559,878
Company D	479,610
Totals	$3,299,730

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2010 and December 31, 2009, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these

4.	Summary of significant accounting policies (Cont’d)

Cash and cash equivalents (Cont’d)

funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

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

4.	Summary of significant accounting policies (Cont’d)

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at March 31, 2010 and December 31, 2009 were RMB1 for $0.1465 and $0.1462 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Fair value of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments. This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.

As of March 31, 2010, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, trade, bills and other payables, short-term bank loans and loan from Lin Tan approximate their fair values due to the short-term maturity.

4.	Summary of significant accounting policies (Cont’d)

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

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%. The Company has not provided deferred taxed on undistributed earnings of its non-U.S. subsidiaries as of March 31, 1010, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

6.	(Loss)/earnings per share

During the reporting periods, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

7.	Inventories	March 31,	December 31,
		2010	2009
		(Unaudited)	(Audited)
	Raw materials	$261,211	$260,677
	Finished goods	1,272,560	1,269,954
	Consumables	41,482	41,397
	Balance at end of year	1,575,253	$1,572,028

As of March 31, 2010, finished goods with carrying value of $ 1,272,560 were pledged to the banks for the bank loans granted to the Company.

8.	Property, plant and equipment	March 31,	December 31,
		2010	2009
		(Unaudited)	(Audited)
	Costs :
	Buildings	$14,397,336	$14,367,853
	Plant and machinery	19,541,342	19,501,325
	Office equipment	129,156	128,891
	Leasehold improvements	3,869,304	3,861,381
	Motor vehicles	363,293	362,550
	Construction in progress	1,380,461	1,377,634
		39,680,892	39,599,634
	Accumulated depreciation	(17,239,982)	(16,552,824)
	Net	$22,440,910	$23,046,810

As of March 31, 2010, certain property, plant and equipment with aggregate net book value of $10,808,760 were pledged to banks to secure general banking facilities.

9.	Land use right	March 31,	December 31,
		2010	2009
		(Unaudited)	(Audited)
	Land use right	$3,406,215	$3,399,240
	Accumulated amortization	(562,026)	(543,879)
	Net	$2,844,189	$2,855,361

The Company obtained the right from the relevant PRC land authority for a period from November 20, 2002 to September 18, 2052 to use the lands on which the office premises, production facilities and warehouse of the Company are situated. The Company pledged this right to a bank as part of its borrowings from the bank.

10.	Secured short-term bank loans
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Bank loans repayable within 1 year	$12,791,501	$12,765,307

As of March 31, 2010, the Company’s banking facilities were as follows:

Facilities granted	Granted	Amount utilized	Unused
Secured bank loans	$12,791,501	$12,791,501	$-

The above banking facilities are secured by the following:

(i)	Finished goods with carrying value of $ 1,272,560;

(ii)	Property, plant and equipment with carrying value of $10,808,760;

(iii)	Land use right with carrying value of $$2,844,189;

(iv)	Guarantee executed by Lin Tan and third parties.

11.	Amount due to a director

The amount represents other payable due to Mr. Lihui Song. The amount is interest-free, unsecured and repayable on demand.

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Total amount due to a director	$104,572	$104,358

12.	Related Party Transactions

On May 6, 2008, Dollar Come entered into a loan agreement with Ms. Tan to borrow $5,000,000 at the annual interest rate of 8% for working capital. The loan was unsecured and due no later than May 5, 2010. Under a July 30, 2008 agreement, $3,260,000 of this loan was paid down with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both wholly owned by Ms. Tan. An amount of $1,108,343 was offset by advances to related party during 2009. An additional $146,500 of this loan was offset during 1st quarter of 2010. The balance of this debt at March 31, 2010 is $485,157.

The Company accrued interest payable related to amounts due to Ms. Tan totaling $7,951 and $12,634 for the three month ended March 31, 2010 and 2009, respectively.

13.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 24.4% of average salaries of latest fiscal year ended of Liaoning Province Fuxin City to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $8,463 and $12,889 for the three months ended March 31, 2010 and 2009, respectively.

14.	Commitments and contingencies

	a.	Capital commitment

As of March 31, 2010, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which contracted for but not provided in the financial statements.

	b.	Operating lease arrangement

As of March 31, 2010, the Company had one non-cancelable operating lease for its offices, factories and warehouses. The lease will expire in 2014 and the expected payments are as follows:

Within one year	$439,500
Two to five years	1,400,267
$1,839,767

The rental expense relating to the operating leases was $109,875 and $109,883 for the three months ended March 31, 2010 and 2009 respectively.

c.	Environmental

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

15.	Segment information

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

All of the Company’s long-lived assets are located in the PRC during the reporting periods. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
PRC	$-	$2,267,268
Others	-	-
Totals	$-	$2,267,268

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to http://www.safe.gov.cn/model_safe_en/index.jsp, the official website of the PRC State Administration of Foreign Exchange, as of January 1, 2010, US $1.00 = 1 yuan (or 1 yuan = US$ 0.1462) .

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

Our Company

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

Our Production

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

Recent Developments

During the recent global economic crisis, becuase many of our customers operate in industry segments that have been hardest hit by the economic crisis, such as the automotive, construction and home furnishing industries, our performance was consequently suffered. From November 2008, we suspended operations of our float glass manufacturing operations in order to perform maintenance and system upgrades that eventually would be needed We opted to suspend operations and initiate the maintenance program at a time when pricing and demand for our products was low in order to minimize the adverse effect of suspending operations. Until the amelioration of the economic crisis, particularly in the industry segments in which our targeted customers operate, we expect to continue to experience significant challenges. In response to these challenges, we will continue to implement what we believe to be prudent, cost-saving measures in a judicious and timely fashion. We expect to complete our maintenance program and resume our operations in the second quarter of 2011. There is, however, no assurance that these activities will be successful.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars.

	Three months ended March 31,
	(Unaudited)
	2010	2009
Sales revenues	$-	$2,268,197
Cost of sales	-	3,306,125
Gross profit	-	(1,037,928)
Other operating income
Gain on disposal of a subsidiary	-	-
Total other operating income	-	-
Operating expenses
Administrative expenses	811,875	361,500
Research and development expenses	-	-
Selling expenses	-	-
Increase in provision for doubtful debts	-	-
Increase in provision for inventories	-	-
Impairment of property, plant and equipment	-	-
Impairment of goodwill	-	-
	811,875	361,500
Net (Loss)/income from operations	(811,875)	(1,399,428)

Sales Revenue. Our sales revenue is generated from sales of our float glass products and ultra-white glass products from the inventory. We did not generate any sales revenue for the three months ended March 30, 2010 compared to approximately 2.27 million in 2009. We suspended our operations from November 2008 as a result of the global economic recession commenced in 2008 and commenced equipment maintenance and system upgrades. The maintenance program is still in process.

Cost of Sales. Our cost of sales primarily comprises of the costs of our raw materials, labor and overhead. We did not generated any cost of sales as compared to approximately $3.31 million cost of sales for the same period ended March 31, 2009. This significant decrease of cost of sales is primarily attributable to our operation suspension as a result of the global economic recession commenced in 2008.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit decreased from approximately $1.04 million in the three months ended March 31, 2009 to zero in the same period ended March 31, 2010 due to our operation suspension from November 2008.

Administrative Expenses. Administrative expenses consist of costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased from approximately $0.36 million to approximately $0.81 million, representing an increase of approximately $0.45 million or approximately 125%. The substantial increase of our administrative expenses was primarily attributable to the increase in our bad debt reserve.

Net loss. Our net loss decreased by approximately $0.59 million, or approximately 72.84%, to approximately $0.81 million during the three months ended March 31, 2010 from approximately $1.40 million. The decrease to our net loss was a result of the suspension of our operation since November 2008.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $7,340. We incurred a net loss of $1,240,253 for the three months ended March 31, 2010 and had accumulated deficits of $12,802,022 as of March 31, 2010. In addition, we have been implementing a maintenance program for the float glass production lines since November 2008. During the maintenance period, all operations of the production lines and all manufacturing of the glass products are suspended. These matters raise substantial doubt about our ability to continue as a going concern.

With the improvement of economic environment and glass market, the management is attempting to implement its business plan of restoring the production lines and resuming its business operations, majorly relying on obtaining capitals from collecting trade receivables and other receivables. However, there is no assurance these activities will be successful.

The following table sets forth a summary of our cash flows for the periods indicated:
	Three months Ended
	March 31,
	2010	2009
Net cash provided by (used in) operating activities	(27,096)	1,352,045
Net cash (used in)provided by investing activities	-	(1,364,155)
Net cash provided by financing activities	-	-
Effect of foreign currency translation on cash and cash equivalent	27,078	(186)
Net decrease in cash and cash equivalent	(18)	(12,296)

Operating Activities:

Net cash used in operating activities was $27,096 for the three month period ended March 31, 2010, as compared to net cash provided by operating activities of 1,352,045 for the same period in 2009, representing a decrease of $1,379,141, which was due to the suspension of our operations since November 2008.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and construction in progress.

Net cash provided by/(used in) investing activities in the three-month period ended March 31, 2010 was zero, as compared to $1,364,155 of net cash provided y investing activities for the three months ended March 31, 2009. The significant decrease was due to the suspension of our operations since November 2008.

As of March 31, 2010, the amount, maturity date and term of each of our bank loans are as follows:

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

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceed will be used as working capital. The loan was unsecured and due no later than May 5, 2010. Under a July 30, 2008 agreement, $3,260,000 of this loan was paid with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both wholly owned by Ms. Tan. An amount of $1,108,343 was offset by advances to related party during 2009. An additional $146,500 of this loan was offset during the first quarter of 2010. As of March 31, 2010, we owed Ms. Tan $485,157.

We did not repay any bank loan due to capital shortage in the first quarter of 2010. In the current tight credit market, we cannot give assurance that we can refinance these loans on favorable terms to us, if at all. Our current available working capital may not be adequate to sustain our operations at our current levels through at least the next twelve months. There is substantial doubt about our ability to continue as a going concern. The fact that we have received this “going concern opinion” from our independent auditors may make it more difficult for us to raise capital on favorable terms. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of March 31, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2010 and December 31, 2009, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lin Tan, and Chief Financial Officer, Ms. Hong Tan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on our assessment, Ms. Lin Tan and Ms. Hong Tan determined that, as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended. Our conclusion is based primarily on the occurrence of a significant number of out-of-period adjustments, which we believe primarily stems from the fact that we had limited accounting and financial staff with the requisite qualifications. We are in the process of considering changes in our internal control over financial reporting in order to address the aforementioned deficiencies.

Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed & Reserved.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ELEPHANT GLASS
TECHNOLOGY, INC.

Date: January 19, 2011

/s/LinTan
Lin Tan
Chief Executive Officer and President
(Principal
Executive Officer)

Date: January 19, 2011

/s/ HongTan
Hong Tan
Chief Financial Officer (Principal
Financial
and Accounting Officer)