Form 10-Q
period 2010-06-30
Golden Elephant Glass Technology, Inc.
filed 2011-06-14
CIK 1006384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

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

Yes [    ]         No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [    ]         No [  X  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: as of June 10, 2011, there were 28,623,996 shares of common stock, par value $0.01 per share, issued and outstanding.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

Except as otherwise indicated by the context, all references in this report to (i) the "Company," "we," "us," "our" and "Golden Elephant" are to Golden Elephant Glass Technology, Inc., a Nevada corporation, and its direct and indirect subsidiaries; (ii) "Dollar Come" are to our direct, wholly owned subsidiary Dollar Come Investments Limited, a British Virgin Island company; (iii) "Fuxin Hengrui" are to our wholly owned subsidiary Fuxin Hengrui Technology Co. Ltd., a PRC company; (iv) "Fuxin Xianheng" are to our wholly owned subsidiary Fuxin Xianheng Float Glass Co. Ltd., a PRC company; (v) "RMB" are to Renminbi, the legal currency of China; (vi) "U.S. dollar," "$" and "US$" are to the legal currency of the United States; and (vii) "China," "Chinese" and "PRC" are to the People’s Republic of China.

	FORM 10-Q
	GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.
	INDEX

		Page
PART I	FINANCIAL INFORMATION
	Item 1. Financial Statements (Unaudited)	i
	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-1 - F-2
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the Six months Ended June 30, 2010 and 2009 (Unaudited)	F-4 - F-5
	Notes to Consolidated Financial Statements as of June 30, 2010 (Unaudited)	F-6 - F-18
	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	1
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	10
	Item 4. Controls and Procedures	10

PART II	OTHER INFORMATION	11
	Item 1. Legal Proceedings.	11
	Item 1A. Risk Factors.	11
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	11
	Item 3. Defaults Upon Senior Securities.	11
	Item 4. (Removed & Reserved).	11
	Item 5. Other Information.	11
	Item 6. Exhibits	11

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Golden Elephant Glass Technology, Inc. Condensed
Consolidated Financial Statements
the three and six months ended June 30, 2010 and 2009

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,192	$7,358
Restricted cash	-	-
Trade receivables, net	3,913,031	3,883,810
Other receivables, net	1,782,413	1,886,300
Prepayments	2,595,283	2,795,202
Inventories	1,583,855	1,572,028
Amount due from a related party	-	-
Deferred taxes	-	-
Total current assets	9,881,774	10,144,698
Non-current assets
Property, plant and equipment, net	21,906,696	23,046,810
Land use right	2,842,597	2,855,361
Deferred taxes	-	-
TOTAL ASSETS	$34,631,067	$36,046,869

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of June 30, 2010 and 2009
(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$10,387,695	$10,307,198
Bills payable	724,640	719,228
Other payables and accrued expenses	3,065,850	3,136,502
Sales receipt in advance	504,608	314,423
Interest payable	2,971,223	2,032,329
Tax payable	2,515,173	2,496,391
Amount due to a director	105,143	104,358
Amount due to a related party	-	-
Secured short-term bank loans	12,861,352	12,765,307
Loan from related party - Lin Tan	485,157	631,657
TOTAL LIABILITIES	$33,620,841	$32,507,393
STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.01 per share Authorized
10,000,000 shares, none issued and outstanding
Common stock: par value $0.01 per share, Authorized
150,000,000 shares; issued and outstanding
28,623,996 shares in 2009 and 2008	286,240	286,240
Additional paid-in capital	12,001,927	12,001,927
Statutory reserves	714,013	714,013
Accumulated other comprehensive income	2,119,918	2,099,065
Accumulated deficit	(14,111,872)	(11,561,769)
TOTAL STOCKHOLDERS’ EQUITY	1,010,226	3,539,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,631,067	$36,046,869

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Sales revenues	$-	$-	$-	$2,268,197
Cost of sales	-	-	-	(3,306,125)
Gross loss	-	-	-	(1,037,928)
Other operating income
Bad debts recovered	-	-	-	-
Decrease in provision for bad debts	-	-	-	-
Gain on disposal of a subsidiary	-	-	-	-
Total other operating income	-	-	-	-
Operating expenses
Administrative expenses	817,623	2,756,308	1,629,498	3,117,808
Selling expenses
Total operating expenses	817,623	2,756,308	1,629,498	3,117,808
Loss from operations	(817,623)	(2,756,308)	(1,629,498)	(4,155,736)
Interest income	-	11,667	-	11,752
Other income	-	349	-	349
Government grants	-	-	-	73,841
Finance costs	(492,227)	(851,635)	(920,605)	(886,685)
Loss before income taxes	(1,309,850)	(3,595,927)	(2,550,103)	(4,956,479)
Income taxes	-	19,701	-	63,560
Net income	(1,309,850)	(3,576,226)	(2,550,103)	(4,892,919)
Other comprehensive income
Foreign currency translation adjustments	13,831	3,115	20,853	(17,016)
Comprehensive loss	$(1,296,020)	$(3,573,111)	$(2,529,250)	$(4,909,935)
Loss per share:
basic and diluted	$(0.05)	$(0.12)	$(0.09)	$(0.17)
Weighted average number of shares outstanding :
basic and diluted	28,623,996	28,623,996	28,623,996	28,623,996

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Six months ended
	June 30,
	(Unaudited)
	2010	2009
Cash flows from operating activities
Net (loss) income	$(2,550,103)	$(4,892,919)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Depreciation	1,438,059	1,593,594
Amortization of land use right	38,340	31,449
Deferred taxes	-	(63,560)
Provision (recovery) for doubtful accounts	-	1,669,737
Provision for obsolete inventories	-	35,689
Changes in operating assets and liabilities :
Trade receivables	-	328,310
Bills receivable	-	-
Other receivables	(51,438)	(212,728)
Prepayments and other current assets	199,919	247,896
Inventories	-	2,558,834
Trade payables	80,497	(1,201,828)
Bills payable	-	(744,866)
Other payables and accrued expenses	559,987	1,288,030
Sales receipt in advance	190,185	(200,789)
Income tax payable	-	5
Amount due to a director	-	66,493
Net cash flows provided by (used in) operating activities	(94,544)	503,347
Cash flows from investing activities
Payments to acquire property, plant and equipment	-	(1,612)
Sales proceeds for disposal of property, plant and equipment	-	-
Payments to construction in progress	-	(1,362,543)
Decrease in restricted cash	-	733,150
Net cash flows (used in) provided by investing activities	$-	$(631,005)

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)
	Six months ended
	June 30,
	(Unaudited)
	2010	2009
Cash flows from financing activities
Proceeds from bank loans	-	-
Repayment of bank loans	-	-
Net cash flows provided by financing activities	-	-
Effect of foreign currency translation on cash and cash equivalents	94,388	(82)
Net decrease in cash and cash equivalents	(166)	(127,740)
Cash and cash equivalents - beginning of period	7,358	141,419
Cash and cash equivalents - end of period	$7,192	$13,679
Supplemental disclosures for cash flow information:
Cash paid for :
Interest	-	-
Income taxes	-	-

Non-cash investing and financing activities
Partial of unsecured loan offset by advances to related parties	-	-
Amount due from a related party settled by offsetting the loan from related party	$146,500	$1,108,343

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

The Company incurred a net loss of $2,550,103 for the six months ended June 30, 2010 and had accumulated deficits of $14,111,872 as of June 30, 2010. In addition, the Company has been implementing a maintenance program for the float glass production lines since November 2008. During the maintenance period, all operations of the production lines and all manufacturing of the glass products are suspended. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of June 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Details of customers for 10% or more of the Company’s trade receivables are:

As of June 30,
2010
(Unaudited)
Company A	$1,649,929
Company B	610,313
Company C	559,878
Company D	479,610
Totals	$3,299,730

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2010 and December 31, 2009, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

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

Allowance for doubtful accounts (Cont’d)

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

Inventories (Cont’d)

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at June 30, 2010 and December 31, 2009 were RMB1 for $0.1473 and $0.1462 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

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

As of June 30, 2010, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, trade, bills and other payables, short-term bank loans and loan from Lin Tan approximate their fair values due to the short-term maturity.

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

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

5.	Income taxes (Cont’d)

holiday of Fuxin Hengrui commenced in 2004. Accordingly, Fuxin Hengrui is entitled to a 50% reduction on EIT tax rate of 12.5% for 2008 and will be subject to an EIT rate of 25% from 2009. Xianheng’s tax holiday commenced in 2008, therefore, Xianheng is exempted from EIT in 2008 and 2009 and will be subject to a reduced EIT rate of 12.5% from 2010 to 2012.

6.	Loss per share

During the reporting periods, the basic and diluted loss per share are the same.

The per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

7.	Inventories

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Raw materials	$262,638	$260,677
Finished goods	1,279,509	1,473,530
Consumables	41,708	41,397
Balance at end of year	$1,583,855	$1,572,028

As of June 30, 2010, finished goods with carrying value of $ 1,279,509 were pledged to the banks for the bank loans granted to the Company.

8.	Property, plant and equipment

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs:
Buildings	$14,475,957	$14,367,853
Plant and machinery	19,648,052	19,501,325
Office equipment	129,861	128,891
Leasehold improvements	3,890,433	3,861,381
Motor vehicles	365,277	362,550
Construction in progress	1,387,999	1,377,634
	39,897,579	39,599,634
Accumulated depreciation	(17,990,883)	(16,552,824)
Net	$21,906,696	$23,046,810

As of June 30, 2010, certain property, plant and equipment with aggregate net book value of $10,460,220 were pledged to banks to secure general banking facilities.

9.	Land use right

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Land use right	$3,424,816	$3,399,240
Accumulated amortization	(582,219)	(543,879)
Net	$2,842,597	$2,855,361

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Land use right (Cont’d)

The Company obtained the right from the relevant PRC land authority for a period from November 20, 2002 to September 18, 2052 to use the lands on which the office premises, production facilities and warehouse of the Company are situated. The Company pledged this right to a bank as part of its borrowings from the bank.

10.	Secured short-term bank loans

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Bank loans repayable within 1 year	$12,861,352	$12,765,307

As of June 30, 2010, the Company’s banking facilities were as follows:

Facilities granted	Granted	Amount utilized	Unused
Secured bank loans	$12,861,352	$12,861,352	$-

The above banking facilities are secured by the following:

(i) Finished goods with carrying value of $ 1,279,509;

(ii) Property, plant and equipment with carrying value of $10,460,220; (iii) Land use right with carrying value of $2,842,597; (iv) Guarantee executed by Lin Tan and third parties.

11.	Amount due to a director

The amount represents other payable due to Mr. Lihui Song. The amount is interest-free, unsecured and repayable on demand.

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Total amount due to a director	$105,143	$104,358

4.	Related Party Transactions

On May 6, 2008, Dollar Come entered into a loan agreement with Ms. Tan to borrow $5,000,000 at the annual interest rate of 8% for working capital. The loan was unsecured and due no later than May 5, 2010. Under a July 30, 2008 agreement, $3,260,000 of this loan was paid down with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both wholly owned by Ms. Tan. An amount of $1,108,343 was offset by advances to related party during 2009. An additional $146,500 of this loan was offset during 1st quarter of 2010. The balance of this debt at June 30, 2010 is $485,157.

The Company accrued interest payable related to amounts due to Ms. Tan totaling $19,406 and $25,268 for the six months ended June 30, 2010 and 2009, respectively.

Golden Elephant Glass Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 24.4% of average salaries of latest fiscal year ended of Liaoning Province Fuxin City to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $15,485 and $17,982 for the six months ended June 30, 2010 and 2009, respectively.

14.	Commitments and contingencies

	a.	Capital commitment

As of June 30, 2010, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which contracted for but not provided in the financial statements.

b.	Operating lease arrangement

As of June 30, 2010, the Company had one non-cancelable operating lease for its offices, factories and warehouses. The lease will expire in 2014 and the expected payments are as follows:

Within one year	$439,500
Two to five years	1,289,192
$1,728,692

The rental expense relating to the operating leases was $ 220,950 and $218,798 for the six months ended June 30, 2010 and 2009 respectively.

c.	Environmental

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

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
PRC	$-	$-	$-	$2,267,268
Others	-	-	-	-
Total	$-	$-	$-	$2,267,268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K filed on December 22, 2010, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

OVERVIEW

Our Company

We are a China-based float glass manufacturer. Our product offerings include float glass, ultra-clear glass (also called crystal glass), colored float glass and high grade, glass processed products such as mirrors, glass artwork, tempered glass, insulated glass, laminated glass, lacquered glass and similar products. Our products are manufactured in our production facility in Fuxin City, Liaoning Province in China, and sold to end users in China, Asia, Europe, South America and South Africa.

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

Our Products

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

Suspension of Production

During the recent global economic crisis, because many of our customers operate in industry segments that have been hardest hit by the economic crisis, such as the automotive, construction and home furnishing industries, our performance was consequently suffered. From November 2008, we suspended operations of our float glass manufacturing operations in order to perform maintenance and system upgrades that eventually would be needed. We opted to suspend operations and initiate the maintenance program at a time when pricing and demand for our products was low in order to minimize the adverse effect of suspending operations. Until the amelioration of the economic crisis, particularly in the industry segments in which our targeted customers operate, we expected to continue to experience significant challenges. In response to these challenges, we will continue to implement what we believe to be prudent, cost-saving measures in a judicious and timely fashion.

Recent Development

In April, 2011, we completed our maintenance program and system upgrade, and since then we have been leasing our upgraded self-owned manufacturing line to a third party in exchange for an annual rent of RMB 6 million.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars.

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Sales revenues	$-	$-	$-	$2,268,197
Cost of sales	-	-	-	(3,306,125)
Gross loss	-	-	-	(1,037,928)
Other operating income
Bad debts recovered	-	-	-	-
Decrease in provision for bad debts	-	-	-	-
Gain on disposal of a subsidiary	-	-	-	-
Total other operating income	-	-	-	-
Operating expenses
Administrative expenses	817,623	2,756,308	1,629,498	3,117,808
Selling expenses
Total operating expenses	817,623	2,756,308	1,629,498	3,117,808
Loss from operations	(817,623)	(2,756,308)	(1,629,498)	(4,155,736)
Interest income	-	11,667	-	11,752
Other income	-	349	-	349
Government grants	-	-	-	73,841
Finance costs	(492,227)	(851,635)	(920,605)	(886,685)
Loss before income taxes	(1,309,850)	(3,595,927)	(2,550,103)	(4,956,479)
Income taxes	-	19,701	-	63,560
Net income (loss)	(1,309,850)	(3,576,226)	(2,550,103)	(4,892,919)

Sales Revenue. Our sales revenue is generated from sales of our float glass products and ultra-white glass products from the inventory.

For the three months ended June 30, 2009 and the three months ended June 30, 2010, we did not generate any sales revenue, because we have suspended our operations since November 2008 as a result of the global economic recession commenced in 2008 and since then have commenced equipment maintenance and system upgrades. The maintenance program is still in process.

During the six months ended June 30, 2010, we did not generate any sales revenue, as compared to approximately $2.27 million revenue we generated during the six months ended June 30, 2009. The decrease in sales revenue is due suspension of operations since November 2008.

Cost of Sales. Our cost of sales primarily comprises of the costs of our raw materials, labor and overhead.

For the three months ended June 30, 2009 and the three months ended June 30, 2010, we did not generate any cost of sales due to the suspension of our operations from November 2008.

During the six months ended June 30, 2010, we did not incurred any cost of sales, as compared to approximately $3.31 million cost of sales that we incurred during the six months ended June 30, 2009. The decrease in cost of sales is due suspension of operations since November 2008.

Administrative Expenses. Administrative expenses consist of costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.

For the three months ended June 30, 2009 and the three months ended June 30, 2010, our administrative expenses decreased from approximately $2.76 million to approximately $0.82 million, representing a decrease of approximately $1.94 million or approximately 170.29% . The substantial decrease of our administrative expenses was primarily attributable to the suspension of our operations since November 2008.

For the six months ended June 30, 2009 and the six months ended June 30, 2010, our administrative expenses decreased from approximately $3.12 million to approximately $1.63 million, representing a decrease of approximately $1.49 million or approximately 47.76% . The substantial decrease of our administrative expenses was primarily attributable to the suspension of our operations since November 2008.

Net loss.

For the three months ended June 30, 2009 and the three months ended June 30, 2010, our net loss decreased by approximately $2.27 million, or approximately 63.41%, to approximately $1.31 million during the three months ended June 30, 2010 from approximately $3.58 million during the three months ended June 30, 2009. The decrease in our net loss was a result of the decrease of our administrative expenses due to the suspension of our operations since November 2008.

For the six months ended June 30, 2009 and the six months ended June 30, 2010, our net loss decreased by approximately $2.34 million, or approximately 47.85%, to approximately $2.55 million during the six months ended June 30, 2010 from approximately $4.89 million during the six months ended June 30, 2009. The decrease in our net loss was a result of the decrease of our administrative expenses due to the suspension of our operations since November 2008.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $7,192. We incurred a net loss of $2,550,103 for the six months ended June 30, 2010 and had accumulated deficits of $14,111,872 as of June 30, 2010. In addition, we have been implementing a maintenance program for the float glass production lines since November 2008. During the maintenance period, all operations of the production lines and all manufacturing of the glass products are suspended. These matters raise substantial doubt about our ability to continue as a going concern.

With the improvement of economic environment and glass market, the management intends to implement its business plan of restoring the production lines and resuming its business operations, majorly relying on obtaining capitals from collecting trade receivables and other receivables. However, there is no assurance these activities will be successful.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months Ended
	June 30,
	2010	2009
Net cash provided by (used in) operating activities	(94,544)	503,347
Net cash (used in) provided by investing activities	-	(631,005)
Net cash provided by financing activities	-	-
Effect of foreign currency translation on cash and cash equivalent	94,388	(82)
Net decrease in cash and cash equivalent	(166)	(127,740)

Operating Activities:

Net cash used in operating activities was $94,544 for the six month period ended June 30, 2010, as compared to net cash provided by operating activities of 503,347 for the same period in 2009, representing a decrease of $597,891, which was due to the suspension of our operations since November 2008.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and construction in progress. Net cash provided by/(used in) investing activities in the six months ended June 30, 2010 was zero, as compared to $631,005 of net cash used in investing activities for the six months ended June 30, 2009. The significant decrease of net cash used in investing activities was due to the suspension of our operations since November 2008.

As of June 30, 2010, the amount, maturity date and term of each of our bank loans are as follows:

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

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan, our Chief Executive Officer, President, and Chairman, to borrow $5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceed was to be used as working capital. The loan was unsecured and is due May 5, 2010. On July 30, 2008, $3,260,000 of this loan was paid with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both wholly owned by Ms. Tan. An amount of $1,108,343 was offset by advances to Ms. Tan during 2009. An additional $146,500 of this loan was offset by advances to Ms. Tan during the first quarter of 2010. As of June 30, 2010, we owed Ms. Tan $485,157 for the principal amount in default.

As of June 30, 2010, we have not repaid any of our past due bank loans because of capital shortage in the first and second quarter of 2010. In the current tight credit market, we cannot give assurance that we can refinance these loans on favorable terms to us, if at all. Our current available working capital may not be adequate to sustain our operations at our current levels through at least the next twelve months. There is substantial doubt about our ability to continue as a going concern. The fact that we have received this “going concern opinion” from our independent auditors may make it more difficult for us to raise capital on favorable terms. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

In connection with the entry into the Securities Purchase Agreement, on July 24, 2008, the Company entered into a make good escrow agreement (the " Make Good Escrow Agreement ") with Win-Win Global Investments, Inc. (the "Pledgor "), the investors listed in the Securities Purchase Agreement, Roth Capital Partners, LLC (" Roth ") and STC, pursuant to which the Pledgor agreed to certain "make good" provisions in the event that the Company does not meet certain income thresholds for fiscal years 2008 and/or 2009 discussed in the Securities Purchase Agreement. Pursuant to the Make Good Escrow Agreement, the Pledgor established an escrow account and delivered to STC certificates evidencing 1,669,398 shares of the Company’s common stock held by the Pledgor (the " Make Good Shares ") along with blank stock powers, to be held for the benefit of the investors. The Pledgor agreed that if the after tax net income (the " ATNI ") for the Company’s 2008 fiscal year is less than $10,000,000 or the ATNI for the Company’s 2009 fiscal year is less than $14,000,000 (after the exclusion of certain items from the calculation), then, in each case, the Pledgor will transfer to the investors, on a pro rata basis, 50% of the Make Good Shares within 10 business days after the Company’s annual report on Form 10-K is filed for the respective fiscal year. In such event, the Pledgor’s obligation to transfer the Make Good Shares continues to apply to each of the investors, even if an investor has transferred or sold all or any portion of its securities, and each of the investors shall have the right to assign its rights to receive a pro rata portion of the Make Good Shares in conjunction with negotiated sales or transfers of any of its securities. If the ATNI for the Company’s 2008 fiscal year is no less than $10,000,000 (after the exclusion of certain items from the calculation), 50% of the Make Good Shares will be released to the Pledgor. If the ATNI for the Company’s 2009 fiscal year is no less than $14,000,000 (after the exclusion of certain items from the calculation), then the remaining 50% of the Make Good Shares will be released to the Pledgor. The parties also agreed that for purposes of determining the ATNI under the Securities Purchase Agreement, the release of the Make Good Shares to the Investors or the Pledgor as a result of the operation of the Make Good Agreement shall not be deemed to be an expense, charge, or other deduction from revenues even though GAAP may require contrary treatment. The Make Good Escrow Agreement will terminate upon the distribution of all the Make Good Shares. As we did not meet the ATNI for 2008 and 2009, each 50% of the Make Good Shares representing 100% of the Make Good Shares have been released to the investors on a pro rata basis.

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

Critical Accounting Policies

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of June 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Details of customers for 10% or more of the Company’s trade receivables are:

As of June 30,
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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lin Tan, and Chief Financial Officer, Ms. Hong Tan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on our assessment, Ms. Lin Tan and Ms. Hong Tan determined that, as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended. Our conclusion is based primarily on the occurrence of a significant number of out-of-period adjustments, which we believe primarily stems from the fact that we had limited accounting and financial staff with the requisite qualifications. We are in the process of considering changes in our internal control over financial reporting in order to address the aforementioned deficiencies.

Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no legal proceeding pending against us.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of June 10, 2011, the default amount, maturity date, term and total arrearage of each of our past due bank loans are as follows:

(All amounts, other than percentages, in millions of U.S. dollars)

				Total
				Arrearage
				(Principal &
Banks	Principal Amounts [1]	Maturity Date	Duration	Interest)

China CITIC Bank, Shenyang Branch	2.75	November 26, 2008	1 year	3.61

China Construction Bank, Fuxin Branch	3.07	March 24, 2009	1 year	4.16

Shanghai Pudong Development Bank, Shenyang Branch	4.53	May 28, 2009	1 year	6.30

China Construction Bank, Fuxin Branch	0.92	April 29, 2009	6 months	1.21

China Construction Bank, Fuxin Branch	2.14	May 22, 2009	6 months	2.73

TOTAL	$13.41	-		$18.01

1 The increase of the principal amount since June 30, 201 reflects a change of RMB to USD exchange rate.

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceeds were used for working capital. The loan was unsecured and due no later than May 5, 2010. Under a July 30, 2008 agreement, $3,260,000 of this loan was paid with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both wholly owned by Ms. Tan. An amount of $1,108,343 was offset by advances to related party during 2009. An additional $146,500 of this loan was offset during the first quarter of 2010. As of June 10, 2011, we owe Mr. Tan US $485,157 the principal amount in default and US $105,518 for interest incurred thereof.

As of June 10, 2011, we are in default of bank loans in total principal amount of US$13.41 million. Consequently, we have incurred arrearage in a total amount of US$18.01million as of June 10, 2011.

Item 4. (Removed & Reserved).

None.

Item 5. Other Information

The following sets forth information required to be disclosed in a report on Form 8-K under Item 1.1 Entry into a Material Definitive Agreement, during the period covered by this Form 10-Q, but not reported.

Settlement and Release Agreement

June 9, 2010, Fuxin Xianheng entered into a settlement and release agreement (the "Settlement and Release Agreement") with a bankruptcy receiver (the "Bankruptcy Receiver") of Fuxin Guangya Flat Glass Co., Ltd. ("Guangya"), pursuant to which Fuxin Xianheng and the Bankruptcy Receiver settled the Bankruptcy Receiver’s liabilities of termination of a lease between the two parties in 2007 (the "2007 Lease").

As part of the restructuring of Guangya’s bankruptcy, on September 15, 2007, Fuxin Xianheng and the Bankruptcy Receiver entered into the 2007 Lease, pursuant to which Fuxin Xianheng leased certain manufacturing equipments (the "Leased Equipments") from the Bankruptcy Receiver. The 2007 Lease was formulated in the circumstances where the Bankruptcy Receiver was appointed to assume jurisdiction of the assets of Guangya when Guangya filed for bankruptcy and after the Bankruptcy Receiver terminated an earlier manufacturing equipment lease entered into by Guangya and Fuxin Hengrui in 2004.

In April 2010, the Bankruptcy Receiver terminated the 2007 Lease with Fuxin Xianheng and decided to conduct sales of the Leased Equipments, to satisfy certain third party debts secured by the Leased Equipment as collateral. As a consequence of the termination, pursuant to the 2007 Lease, Fuxin Hengrui is entitled to damages in amount of RMB 50,559,895 (the "Damages").

In light of the foregoing, on June 9, 2010, Fuxin Hengrui entered into the Settlement and Release Agreement with the Bankruptcy Receiver, pursuant to which the Bankruptcy Receiver agreed to pay the following scaled amount (the "Settlement Payment") to Fuxin Hengrui, in exchange, Fuxin Hengrui agreed to release any obligations or liabilities incurred to the Bankruptcy Receiver under the 2007 Leases. Pursuant to the Settlement and Release Agreement, the Settlement Payment should be paid, when the proceeds of the sales of equipments becomes available and after such proceed being applied to satisfy security interest with higher priority, in following amount:

  if the proceeds of the sales of the Leased Equipments is RMB 54,310,000, Fuxin Xianheng will be entitled to RMB18,000,000;

  if the proceeds of the sales of Leased Equipments is RMB RMB62,700,000or higher, Fuxin Xianheng will be entitled to RMB26,390,000;

A copy of a summary of the Settlement and Release Agreement is included as Exhibit 10.1 herewith.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit SEC Ref.	Title of Document
No.

10.1	Summary of Settlement and Release Agreement dated June 9, 2010.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ELEPHANT GLASS
TECHNOLOGY, INC.

Date: June 10, 2011

/s/Lin Tan
Lin Tan
Chief Executive Officer and President
(Principal
Executive Officer)

Date: June 10, 2011

/s/Hong Tan
Hong Tan
Chief Financial Officer (Principal Financial
and Chief Accounting Officer)