Form 10-Q
period 2010-09-30
Golden Elephant Glass Technology, Inc.
filed 2011-07-20
CIK 1006384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _______________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 15, 2011, there were 28,623,996 shares of common stock, par value $0.01 per share issued and outstanding.

GOLDEN ELEPHANT GLASS TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION
	Item 1. Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2010 and 2009 (Unaudited)	4
	Notes to Consolidated Financial Statements as of September 30, 2010 (Unaudited)	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	19
	Item 4. Controls and Procedures	19
PART II	OTHER INFORMATION
	Item 1. Legal Proceedings.	20
	Item 1A. Risk Factors.	20
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	20
	Item 3. Defaults Upon Senior Securities.	20
	Item 4. (Removed & Reserved).	20
	Item 5. Other Information.	20
	Item 6. Exhibits	20

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Golden Elephant Glass Technology, Inc. and its consolidated subsidiaries.

Except as otherwise indicated by the context, all references in this report to

“Dollar Come” are to Dollar Come Investments Limited, a British Virgin Island company
“Fuxin Hengrui” are to Fuxin Hengrui Technology Co. Ltd., a PRC company;
“Fuxin Xianheng” are to Fuxin Xianheng Float Glass Co. Ltd., a PRC company;
“Securities Act” are to the Securities Act of 1933, as amended;
“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
“RMB” are to Renminbi, the legal currency of China;
“U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and
“China,” “Chinese” and “PRC” are to the People’s Republic of China.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,681	$7,358
Restricted cash	-	-
Trade receivables, net	3,392,138	3,883,810
Other receivables, net	1,791,408	1,886,300
Prepayments	2,147,629	2,795,202
Inventories	1,604,285	1,572,028
Amount due from a related party	-	-
Deferred taxes	-	-
Total current assets	8,942,142	10,144,698

Non-current assets
Property, plant and equipment, net	23,279,019	23,046,810
Land use right	3,223,489	2,855,361
Deferred taxes	-	-
TOTAL ASSETS	$35,444,649	$36,046,869

See the accompanying notes to condensed consolidated financial statement

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Trade payables	$10,514,224	$10,307,198
Bills payable	733,987	719,228
Other payables and accrued expenses	2,865,090	3,136,502
Sales receipt in advance	578,880	314,423
Interest payable	3,508,534	2,032,329
Tax payable	2,547,464	2,496,391
Amount due to a director	106,500	104,358
Secured bank loans	13,027,249	12,765,307
Loan from related party - Lin Tan	485,157	631,657
TOTAL LIABILITIES	$34,367,085	$32,507,393

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.01 per share Authorized 10,000,000 shares, none issued and outstanding
Common stock: par value $0.01 per share, Authorized 150,000,000 shares; issued and outstanding 28,623,996 shares in 2009 and 2008	286,240	286,240
Additional paid-in capital	12,001,927	12,001,927
Statutory reserves	714,013	714,013
Accumulated other comprehensive income	2,149,760	2,099,065
Accumulated deficit	(14,074,376)	(11,561,769)

TOTAL STOCKHOLDERS’ EQUITY	1,077,564	3,539,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,444,649	$36,046,869

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Sales revenues	$-	$-	$-	$2,268,197
Cost of sales	-	-	-	(3,306,125)
Gross loss	-	-	-	(1,037,928)

Other operating income
Bad debts recovered	3,126,877	-	3,126,877	-
Decrease in provision for bad debts	-	-	-	-
Total other operating income	3,126,877	-	3,126,877	-

Operating expenses

Administrative expenses	594,819	935,467	2,224,317	4,053,275
Selling expenses	-	-	-	-
Total operating expenses	594,819	935,467	2,224,317	4,053,275

Loss from operations	2,532,058	(935,467)	902,560	(5,091,203)
Interest income	-	-	-	11,752
Other income	-	1,095	-	1,444
Other expense	(1,994,489)		(1,994,489)
Government grants	-	118	-	73,959
Finance costs	(500,073)	(586,625)	(1,420,678)	(1,473,310)

Loss before income taxes	37,496	(1,520,879)	(2,512,607)	(6,477,358)
Income taxes	-	(378,058)	-	(314,498)
Net income	37,496	(1,898,937)	(2,512,607)	(6,791,856)

Other comprehensive income

Foreign currency translation adjustments	29,842	105	50,695	(16,911)

Comprehensive loss	$67,338	$(1,898,832)	$(2,461,912)	$(6,808,767)

Loss per share:
basic and diluted	$(0.00)	$(0.07)	$(0.09)	$(0.24)

Weighted average number of shares outstanding
:
basic and diluted	28,623,996	28,623,996	28,623,996	28,623,996

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Nine months ended
	September 30,
	(Unaudited)
	2010	2009
Cash flows from operating activities

Net (loss) income	$(2,512,607)	$(6,791,856)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	2,172,290	2,293,245
Amortization of land use right	63,195	124,757
Deferred taxes	-	314,948
Provision (recovery) for doubtful accounts	(3,126,878)	1,892,401
Provision for obsolete inventories	-	35,689
Loss from disposal of fixed assets	1,760,287
Changes in operating assets and liabilities :
Trade receivables	3,692,500	(9,498)
Other receivables	(75,676)	280,692
Prepayments and other current assets	643,861	268,412
Inventories		2,564,576
Trade payables	207,026	(1,348,676)
Bills payable		(746,295)
Other payables and accrued expenses	366,557	1,731,239
Sales receipt in advance	264,457	(132,965)
Income tax payable	-	(341)
Amount due to a director	-	65,630
Net cash flows provided by (used in) operating activities	3,455,013	541,958

Cash flows from investing activities
Payments to acquire property, plant and equipment	(443,100)	(1,612)
Proceeds for disposal of property, plant and equipment	2,658,600	-
Payments to construction in progress	(5,908,000)	(1,362,146)
Decrease in restricted cash	-	733,500
Net cash flows (used in) provided by investing activities	(3,692,500)	(630,258)

See the accompanying notes to condensed consolidated financial statements

Golden Elephant Glass Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Nine months ended
	September 30,
	(Unaudited)
	2010	2009
Cash flows from financing activities
Loan from a related party	-	1,066,534
Amount due to Tianyuan	-	(1,073,543)
Proceeds from unsecured loan	-	-
Repayment of bank loans	-	(17,463)
Repayment of unsecured short-term loan	-	-
Net cash flows provided by financing activities	-	(24,472)

Effect of foreign currency translation on cash and cash equivalents	236,810	(17,179)

Net decrease in cash and cash equivalents	(677)	(129,951)

Cash and cash equivalents - beginning of period	7,358	141,419

Cash and cash equivalents - end of period	6,681	11,468

Supplemental disclosures for cash flow information:
Cash paid for :
Interest	-	-
Income taxes	-	-

Non-cash investing and financing activities
Consideration of disposal of a subsidiary offset by other payable
Partial of unsecured loan offset by advances to related parties
Amount due from a related party settled by offsetting the loan from related party	146,500	1,108,343

See the accompanying notes to consolidated financial statements

1.	Organization and Nature of Business

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

The Company has a history of operating losses, and had accumulated deficits of $ 14,074,376 through September 30, 2010. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management plans to address these matters through implementing new business plans. The Company is also seeking additional private sources of equity or debt financing. However, there is no assurance these activities will be successful. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4.	Summary of significant accounting policies (Cont’d)

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and other receivables. As of September 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to other receivables and trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and other receivables and maintains an allowance for doubtful accounts of trade receivables and other receivables. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of September 30, 2010 and December 31, 2009, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

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

4.	Summary of significant accounting policies (Cont’d)

Inventories (Cont’d)

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

Comprehensive income

The Company has adopted SFAS No. 130, “ Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and less foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at September 30, 2010 and December 31, 2009 were RMB1 for $0.1492 and $0.1462 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

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

As of September 30, 2010, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, trade, bills and other payables, short-term bank loans and loan from Lin Tan approximate their fair values due to the short-term maturity.

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

Recently issued accounting pronouncements (Cont’d)

Adoption of FASB ASC 805-20

Effective January 1, 2009, the Company adopted FASB ASC 805-20, “Non controlling Interests in Consolidated Financial Statements.” FASB ASC 805-20 requires that a non controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non controlling equity investment retained in a deconsolidation. FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption FASB ASC 805- 20 did not have material impact on the Company’s financial statements.

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

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%. The Company has not provided deferred taxed on undistributed earnings of its non-U.S. subsidiaries as of September 30, 1010, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

7.	Inventories	Sept. 30,	December 31,
		2010	2009
		(Unaudited)	(Audited)

	Raw materials	$266,026	$260,677
	Finished goods	1,296,014	1,269,954
	Consumables	42 245	41,397

	Balance at end of year	$1 604 285	$1,572,028

As of September 30, 2010, finished goods with carrying value of $ 1,296,014 were pledged to the banks for the bank loans granted to the Company.

8.	Property, plant and equipment	Sept. 30,	December 31,
		2010	2009
		(Unaudited)	(Audited)
	Costs :
	Buildings	$14,748,709	$14,367,853
	Plant and machinery	18,678,206	19,501,325
	Office equipment	131,536	128,891
	Leasehold improvements	3,940,615	3,861,381
	Motor vehicles	369,988	362,550
	Construction in progress	5,986,343	1,377,634
		39,914,782	39,599,634

	Accumulated depreciation	(16,635,763)	(16,552,824)

	Net	$23,279,019	$23,046,810

As of September 30, 2010, certain property, plant and equipment with aggregate net book value of $ 10,242,110 were pledged to banks to secure general banking facilities.

9.	Land use right	Sept. 30,	December 31,
		2010	2009
		(Unaudited)	(Audited)

	Land use right	$3,830,563	$3,399,240
	Accumulated amortization	(607,074)	(543,879)

	Net	$3,223,489	$2,855,361

The Company obtained the right from the relevant PRC land authority for a period from November 20, 2002 to September 18, 2052 to use the lands on which the office premises, production facilities and warehouse of the Company are situated. The Company pledged this right to a bank as part of its borrowings from the bank.

10.	Secured bank loans	Sept. 30,	December 31,
		2010	2009
		(Unaudited)	(Audited)

	Bank loans repayable within 1 year	$13,027,249	$12,765,307

As of September 30, 2010, the Company’s banking facilities were as follows:

Facilities granted	Granted	Amount utilized	Unused
Secured bank loans	$13,027,249	$13,027,249	$-

The above banking facilities are secured by the following:

(i)	Finished goods with carrying value of $ 1,296,013;
(ii)	Property, plant and equipment with carrying value of$ 10,242,110;
(iii)	Land use right with carrying value of $2,861,918;
(iv)	Guarantee executed by Lin Tan and third parties.

11.	Amount due to a director

The amount represents other payable due to Mr. Lihui Song. The amount is interest-free, unsecured and repayable on demand.

	Sept. 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Total amount due to a director	$106,500	$104,358

12.	Related Party Transactions

On May 6, 2008, Dollar Come entered into a loan agreement with Ms. Tan to borrow $5,000,000 at the annual interest rate of 8% for working capital. The loan was unsecured and due no later than May 5, 2010. Under a July 30, 2008 agreement, $3,260,000 of this loan was paid down with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both wholly owned by Ms. Tan. An amount of $1,108,343 was offset by advances to related party during 2009. An additional $146,500 of this loan was offset during 1st quarter of 2010. The balance of this debt at September 30, 2010 is $485,157.

The Company accrued interest payable related to amounts due to Ms. Tan totaling $29,109 and $37,902 for the nine months ended September 30, 2010 and 2009, respectively.

13.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 24.4% of average salaries of latest fiscal year ended of Liaoning Province Fuxin City to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $16,995 and $23,754 for the nine months ended September 30, 2010 and 2009, respectively.

14.	Commitments and contingencies

a.	Capital commitment

As of September 30, 2010, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which contracted for but not provided in the financial statements.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

PRC	$-	$-	$-	$2,267,268
Others	-	-	-	-

Total	$-	$-	$-	$2,267,268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our Company

We are a China-based float glass manufacturer. Our product offerings include float glass, ultra-clear glass (also called crystal glass), colored float glass and high grade, glass processed products such as mirrors, glass artwork, tempered glass, insulated glass, laminated glass, lacquered glass and other similar products. Our products are manufactured in our production facility in Fuxin City, Liaoning Province, China and sold to end users in China, Asia, Europe, South America and South Africa.

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

Our glass and glass products are manufactured in a broad range of colors and specifications which are usually measured by thickness and width and range between 2-23 millimeters in thickness and 3-300 millimeters in width. Our glass products are marketed primarily under the “Golden Elephant” brand name. Our total annual production capacity of our glass products is currently 4.95 million weight cases and we maintain two production lines which have an aggregate daily melting capacity of over 800 tons, in which 300 tons production line was rented from Fuxin Guangya Flat Glass co. Ltd. which is in bankruptcy.

We strive to be a low cost provider of high quality products. Our glass products have been given a GB 11615-199 certification by the Chinese National Quality Standards for glass products and passed the annual inspections conducted by Chinese National Glass Inspection Committee since 2004. We transport our products by train, sea and expressway.

Production Process

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

This manufacturing process produces a flat sheet of glass and consists of the following six essential steps:

1.

Batch Mixing. The raw materials (silica sand, soda ash and dolomite/limestone) are weighed, mixed, and placed into a high temperature furnace where they are melted at temperatures in excess of 1500 degrees Celsius into molten glass.

2.

Float Bath. The molten glass compound is then directed to a pool of liquid tin on which the molten glass “floats” while hardening. The glass, which is viscous, and the tin, which is fluid, does not mix and the contact surface between these two materials is perfectly flat.

3.	Coating. Specialized metal oxide coatings may be applied to the glass surface while the glass is still hot to improve its performance or enhance its appearance.

4.

Annealing. Whether or not the molten glass is coated, the molten glass is slowly cooled or “annealed” as its passes into an annealing chamber called a lehr. Here it is cooled at a controlled temperature until it is essentially at room temperature.

5.	Inspection. The glass is inspected to ensure that it meets desired specifications and quality requirements.

6.	Cutting and Shipping. The float glass is cut into large standard sheets or cut to size depending on the intended use and then prepared for shipping.

Our Products

A description of the uses and benefits of our products:

1.

Heavy Float Glass. Our heavy float glass products are customized to our customers’ desired performance specifications and designed to control energy usage, provide thermal insulation, act as a noise barrier, and afford safety and security. Heavy float glass products are used in a wide variety of products including windows, doors, skylights, shelving, tabletops, and automotive applications.

2.

Ultra-Clear Glass and Colored Float Glass. Out ultra-clear float glass products are produced to have a higher percentage of light transmittance of up to 91.87% (as compared to 80-85% in our heavy float glass products) which results in glass products with enhanced clarity and greater translucence. This product line is designed to offer functional benefits in addition to aesthetic benefits, such as color shaping, patterns and texture. Ultra-Clear Glass is used to produce high end products such as luxury chandeliers and artificial crystal crafts.

3.

Specialty Glass Processed Products. Using a variation on the standard float glass production technique, we manufacture and sell specialty float glass products which include mirrors, tempered glass, insulated glass, laminated glass, lacquered glass, etc.

Manufacturing Facilities

Our primary manufacturing facility is located in Fuxin City in Liaoning Province, China. Our goal has been to construct manufacturing facilities which operate at peak efficiency while maintaining high workplace safety and environmental compliance standards.

We own one production line which became operational in August 2003 and has a daily melting capacity of 500 tons. We lease another production line from the liquidation committee of Fuxin Guangya Flat Glass Co. Ltd. with a term ending on the earlier of (i) ten years starting from August 25, 2004; or (ii) the closing date of the liquidation process for Fuxin Guangya Flat Glass Co. Ltd. We upgraded this production line and it went into operation in September 2005. The production line has a daily melting capacity of 300 tons and up to 1.65 million weight cases production capacity of ultra-clear and colored float glass annually. Our production lines are designed to operate continuously, 365 days per year, throughout a 6 to 10 years initial operating life. Float lines are normally capable of several campaigns after the initial operating life following major repair and upgrade programs.

Full utilization of our production lines means operating on 3 eight-hour shifts per day over a 7-day work week and overtime production may result in utilization rates exceeding 100%. Our average utilization rate during 2007 and 2008 has been 100% and 94%, respectively.

Suspension of Production

During the recent global economic crisis, many of our customers operating in some of the hardest hit sectors, such as the automotive, construction, and home furnishing industries, were negatively impacted by the economic downturn and our performance has consequently suffered. From November 2008, we suspended operations of our float glass manufacturing operations to perform maintenance and system upgrades that would eventually be needed. We opted to suspend operations and initiate the maintenance program at a time when pricing and demand for our products was low in order to minimize the adverse effect of suspending operations. Until the amelioration of the economic crisis, particularly in the industry segments in which our targeted customers operate, we expect to continue to experience significant challenges. In response to these challenges, we will continue to implement what we believe to be prudent, cost-saving measures in a judicious and timely fashion. We intend to continue to take appropriate steps to minimize the adverse effects of the global economic crisis on our operations and financial performance.

Recent Development

In April 2011, we completed our maintenance program and system upgrade, and subsequently have been leasing our upgraded self-owned manufacturing line to a third party in exchange for an annual rent of RMB 6 million, approximately $923,000.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Sales revenues	$-	$-	$-	$2,268,197
Cost of sales	-	-	-	(3,306,125)
Gross loss	-	-	-	(1,037,928)

Other operating income
Bad debts recovered	3,126,877	-	3,126,877	-
Decrease in provision for bad debts	-	-	-	-
Total other operating income	3,126,877	-	3,126,877	-

Operating expenses

Administrative expenses	594,819	935,467	2,224,317	4,053,275
Selling expenses	-	-	-	-
Total operating expenses	594,819	935,467	2,224,317	4,053,275

Loss from operations	2,532,058	(935,467)	902,560	(5,091,203)
Interest income	-	-	-	11,752
Other income	-	1,095	-	1,444
Other expense	(1,994,489)		(1,994,489)
Government grants	-	118	-	73,959
Finance costs	(500,073)	(586,625)	(1,420,678)	(1,473,310)

Loss before income taxes	37,496	(1,520,879)	(2,512,607)	(6,477,358)
Income taxes	-	(378,058)	-	(314,498)
Net income	37,496	(1,898,937)	(2,512,607)	(6,791,856)

Other comprehensive income

Foreign currency translation adjustments	29,842	105	50,695	(16,911)

Comprehensive loss	$67,338	$(1,898,832)	$(2,461,912)	$(6,808,767)

Loss per share:
basic and diluted	$(0.00)	$(0.07)	$(0.09)	$(0.24)

Weighted average number of shares outstanding basic and diluted	28,623,996	28,623,996	28,623,996	28,623,996

See the accompanying notes to condensed consolidated financial statements

Sales Revenue: Our sales revenue is generated from sales of our float glass products and ultra-white glass products from the inventory.

For the three months ended September 30, 2009 and the three months ended September 30, 2010, we did not generate any sales revenue, because we have suspended our operations since November 2008 as a result of the global economic recession and since then have commenced only equipment maintenance and system upgrades.

During the nine months ended September 30, 2010, we did not generate any sales revenue, as compared to approximately $2.27 million revenue we generated during the nine months ended September 30, 2009. The decrease in sales revenue is due suspension of operations since November 2008.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, and overhead.

For the three months ended September 30, 2009 and the three months ended September 30, 2010, we did not generate any cost of sales due to the suspension of our operations from November 2008.

During the nine months ended September 30, 2010, we did not incur any cost of sales, as compared to approximately $3.31 million cost of sales that we incurred during the nine months ended September 30, 2009. The decrease in cost of sales is due to the suspension of operations since November 2008.

Administrative Expenses. Administrative expenses consist of costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.

For the three months ended September 30, 2009 and the three months ended September 30, 2010, our administrative expenses decreased from approximately $0.94 million to approximately $0.59 million, representing a decrease of approximately $0.35 million or approximately 37.23% . The substantial decrease of our administrative expenses was primarily attributable to the suspension of our operations since November 2008.

For the nine months ended September 30, 2009 and the nine months ended September 2010, our administrative expenses decreased from approximately $4.05 million to approximately $2.22 million, representing a decrease of approximately $1.83 million or approximately 45.19% . The substantial decrease of our administrative expenses was primarily attributable to the suspension of our operations since November 2008.

Net Income.

For the three months ended September 30, 2010, we had a net income of $0.037, compared to a net loss of $1.90 for the same period ended September 30, 2009. The decrease in our net loss was a result of the recovery of bad debt for an amount of approximately $3.13 million and the decrease of our administrative expenses due to the suspension of our operations since November 2008.

For the nine months ended September 30, 2009 and the nine months ended September 30, 2010, our net loss decreased by $4.28 million or approximately 63.03%, to approximately $2.51 million during the nine months ended September 30, 2010 from approximately $6.79 million during the nine months ended September 30, 2009. The decrease in our net loss was a result of the recovery of bad debt for an amount of approximately $3.13 million and the decrease of our administrative expenses due to the suspension of our operations since November 2008.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $6,681. We incurred a net loss of $2,512,607 for nine months ended September 30, 2010 and had accumulated deficits of $14,074,376 as of September 30, 2010. In addition, we have been implementing a maintenance program for the float glass production lines since November 2008. During the maintenance period, all operations of the production lines and all manufacturing of the glass products are suspended. These matters raise substantial doubt about our ability to continue as a going concern.

With the improvement of economic environment and glass market, the management intends to implement its business plan of restoring the production lines and resuming its business operations, primarily relying on obtaining capital from collecting trade receivables and other receivables. However, there is no assurance that these activities will be successful.

The following table sets forth a summary of our cash flows for the periods indicated, in dollars:

	Nine months ended
	September 30,
	(Unaudited)
	2010	2009
Net cash flows provided by operating activities	3,455,013	541,958
Net cash flows used in investing activities	(3,692,500)	(630,258)
Net cash flows used infinancing activities	-	(24,472)
Effect of foreign currency translation on cash and cash equivalents	236,810	(17,179)
Net decrease in cash and cash equivalents	(677)	(129,951)
Cash and cash equivalents - beginning of period	7,358	141,419
Cash and cash equivalents - end of period	6,681	11,468

See the accompanying notes to consolidated financial statements

Operating Activities:

Net cash provided in operating activities was $3,455,013 for the nine month period ended September 30, 2010, as compared to net cash provided by operating activities of $541,958 for the same period in 2009, representing an increase of $2,913,055, which was due to an increase in trade receivables.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant, and equipment and construction in progress. Net cash used in investing activities in the nine months ended September 30, 2010 was $3,692,500, as compared to $630,258 of net cash used for investing activities for the same period in 2009, representing an increase of $3,062,242. The significant increase of net cash used in investing activities was due to payments for property, plant, and equipment acquisitions and current construction projects.

Financing Activities:

As of September 30, 2010, the amount, maturity date and term of each of our bank loans are as follows:

(All amounts, other than percentages, in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Duration
China CITIC Bank, Shenyang Branch	2.64	November 26, 2008	1 year
China Construction Bank, Fuxin Branch	2.95	March 24, 2009	1 year
Shanghai Pudong Development Bank, Shenyang Branch	4.35	May 28, 2009	1 year
China Construction Bank, Fuxin Branch	0.88	April 29, 2009	6 months
China Construction Bank, Fuxin Branch	2.05	May 22, 2009	6 months
TOTAL	12.87

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan, our Chief Executive Officer, President, and Chairman, to borrow $5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceed was to be used as working capital. The loan was unsecured and is due May, 5, 2010. On July 30, 2008, $3,260,000 of this loan was paid with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc.; both wholly owned by Ms. Tan. An amount of $1,108,343 was offset by advances to Ms. Tan during 2009. An additional $146,500 of this loan was offset by advances to Ms. Tan during the first quarter of 2010. As of September 30, 2010, we owed Ms. Tan approximately $485,157 for the principal amount in default.

As of September 30, 2010, we have not repaid any of our past due bank loans because of capital shortage in the first three quarters of 2010. In the current tight credit market, we cannot give assurances that we can refinance these loans on favorable terms to us, if at all. Our current available working capital may not be adequate to sustain our operations at our current levels through at least the next twelve months. There is substantial doubt about our ability to continue as a going concern. The fact that we have received this “going concern opinion” from our independent auditors may make it more difficult for us to raise capital on favorable terms. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

As of September 30,
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

Item 3. Quantitative and Qualitative disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer, Ms. Lin Tan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on our assessment, Ms. Lin Tan determined that, as of September 30, 2010, and as of the date that the evaluation was completed, our disclosure controls and procedures were ineffective to satisfy the objectives for which they are intended. Our conclusion is based primarily on the occurrence of a significant number of out-of-period adjustments, which we believe primarily stems from the fact that we had limited accounting and financial staff with the requisite qualifications. We are in the process of considering changes in our internal control over financial reporting in order to address the aforementioned deficiencies.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of July 2011, the default amount, maturity date, term and total arrearage of each of our past due bank loans are as follows:

(All amounts, other than percentages, in millions of U.S. dollars)

				Total
				Arrearage
				(Principal
				&
	Principal			Interest)
Banks	Amounts ($)[1]	Maturity Date	Duration	($)

China CITIC Bank, Shenyang Branch	2.75	November 26, 2008	1 year	3.66

China Construction Bank, Fuxin Branch	3.07	March 24, 2009	1 year	4.22

Shanghai Pudong Development Bank, Shenyang Branch	4.53	May 28, 2009	1 year	6.39

China Construction Bank, Fuxin Branch	0.92	April 29, 2009	6 months	1.22

China Construction Bank, Fuxin Branch	2.14	May 22, 2009	6 months	2.76

TOTAL	$ 13.41	-		$ 18.25

1 The increase of the principal amount since June 30, 2010 reflects a change of RMB to USD exchange rate.

On May 6, 2008, the Company’s subsidiary Dollar Come entered into a loan agreement with Ms. Lin Tan to borrow US$5 million at the annual interest rate of 8%. The agreement has a two-year term and the loan proceeds were used for working capital. The loan was unsecured and due no later than May 5, 2010. Under a July 30, 2008 agreement, $3,260,000 of this loan was paid with payment made to Fuxin Zhonglin Industry Limited and W.T. Construction Inc., both wholly owned by Ms. Tan. An amount of $1,108,343 was offset by advances to related party during 2009. An additional $146,500 of this loan was offset during the first quarter of 2010. As of July 2011, we owe Mr. Tan US $485,157 for the principal amount in default and US $111,986 for interest incurred thereof.

As of July 2011, we are in default of bank loans in total principal amount of US$13.41 million. Consequently, we have incurred arrearage in a total amount of US$18.25 million as of July 2011.

Item 4. (Removed & Reserved.)

Item 5. Other Information

None.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit	SEC Ref.	Title of Document
No.	No.

1	31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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

GOLDEN ELEPHANT GLASS
TECHNOLOGY, INC.

Date: July 15, 2011	/s/ Lin Tan
Lin Tan
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Chief Accounting Officer)